Form 10-Q
period 1994-03-31
ATARI CORP
filed 1994-05-16
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549
- - -----------------------
FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1994 or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to
Commission File Number I-9281

ATARI CORPORATION
(Exact name as specified in its charter)

NEVADA                                                         77-0034553
(State or other jurisdiction                                (IRS Employer
incorporation or organization)                        Identification No.)

1196 Borregas Avenue, Sunnyvale, CA                                 94089
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (408) 745-2000


NONE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                     SHARES OUTSTANDING AT APRIL 23, 1994

Common Stock                                                        58,796,662

                             ATARI CORPORATION
                             TABLE OF CONTENTS

                                                                    PAGE

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS                            3
                        March 31, 1994 and December 31, 1993

                CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS FOR THE QUARTER ENDED
                        March 31, 1994 and March 31, 1993              4

                CONDENSED CONSOLIDATED STATEMENTS OF                   5
                CASH FLOWS FOR THE QUARTER ENDED
                        March 31, 1994 and March 31, 1993

                CONDENSED NOTES TO CONSOLIDATED                        6
                FINANCIAL STATEMENTS

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


PART II.        OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                     10

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      10

        SIGNATURES                                                    11

                           ATARI  CORPORATION


CONSOLIDATED  BALANCE  SHEETS
(In thousands, Except Share Amounts)                      Mar 31,       Dec 31,
                                                             1994          1993
                                                       (Unaudited)
ASSETS

        CURRENT  ASSETS:
        Cash and equivalents (including $12,034 and
        $18,965 held as restricted balances at
        March 31, 1994 and December 31, 1993)             $  24,242    $  23,059
        Marketable securities (See Note 2)                    8,194        7,680
        Accounts receivables (less allowances for returns
          and doubtful accounts: March 31, 1994 $1,042;
          December 31, 1993 $1,048)                           6,309        5,929
        Inventories (See Note 3)                             12,896       12,548

        Other current assets                                  1,789        2,172

        TOTAL CURRENT ASSETS                                 53,430       51,388

        EQUIPMENT AND TOOLING - NET                             992        1,020

        REAL ESTATE HELD FOR SALE                            20,849       20,924

        OTHER ASSETS                                          1,248        1,501

        TOTAL                                             $  76,519    $  74,833


LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES:
        Accounts payable                                 $   13,482    $  11,621
        Accrued liabilities                                   6,026        5,871

        TOTAL CURRENT LIABILITIES                            19,508       17,492

        LONG-TERM  OBLIGATIONS                               52,987       52,987
        SHAREHOLDERS'  EQUITY:
        Preferred stock, $.01 par value - authorized,
         10,000,000 shares; none outstanding
        Common stock, $.01 par value - authorized,
          100,000,000  shares;
             (outstanding:  March 1994 57,223,862;
               December 1993 57,214,587)                        572          572
        Additional paid-in capital                          142,513      142,497
        Notes receivable from sale of common stock              ---          (3)
        Accumulated deficit                               (138,842)    (137,916)
        Unrealized gain on marketable securities
          (See Note 2)                                          514          ---
        Accumulated translation adjustments                   (733)        (796)
        TOTAL SHAREHOLDERS' EQUITY (See Note 4)               4,024        4,354

        TOTAL                                             $  76,519    $  74,833

        See condensed notes to consolidated financial statements.

                         ATARI  CORPORATION
                            (Unaudited)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS                   Quarter Ended
(in thousands, except per share amounts)            ----------------------------
                                                     March 31,        March 31,
                                                          1994             1993
NET SALES                                            $   8,156         $ 10,150

COST  AND  EXPENSES:
Cost of sales                                            6,778            7,279
Research and development                                 1,310            1,356
Marketing and distribution                               1,730            2,176
General and administrative                               1,710            2,413

      Total Operating Expenses                          11,528           13,224

OPERATING LOSS                                          (3,372)          (3,074)

Exchange gain (loss)                                       272              731
Other income (expense), net                              2,392              169
Interest income 353     617
Interest expense                                          (572)            (572)

LOSS BEFORE INCOME TAXES                                  (927)          (2,129)

PROVISION (CREDIT) FOR INCOME TAXES                        ---             (111)

NET LOSS                                               $  (927)       $  (2,018)


NET LOSS PER COMMON AND
EQUIVALENT SHARE:                                      $ (0.02)         $ (0.03)

Weighted average number of shares
used in the computation                                 57,219           57,804

See condensed notes to consolidated financial statements.

                            ATARI CORPORATION
                               (Unaudited)

CONSOLIDATED  STATEMENTS  OF  CASH FLOWS                   Quarter Ended
(in thousands)                                     ----------------------------
                                                       March 31,      March 31,
                                                            1994           1993
CASH FLOWS FROM OPERATING  ACTIVITIES:

Net cash provided (used) by operations                 $   1,060      $  (4,459)

CASH FLOWS FROM INVESTING  ACTIVITIES:

Property purchases                                           (70)          (387)
Sale of property                                             ---            778
Decrease in other assets                                     111            219

Net cash provided by investing activities                     41            610

CASH FLOWS FROM FINANCING  ACTIVITIES:


Additions (repayments) of borrowings                         ---            (69)
Issuance of common stock                                      19             --

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                          19            (69)

EFFECT  OF  EXCHANGE  RATE  CHANGES  ON
CASH AND  EQUIVALENTS                                         63         (1,242)

NET INCREASE (DECREASE)  IN  CASH
AND EQUIVALENTS                                            1,183         (5,160)

CASH  AND  EQUIVALENTS:

Beginning of period                                       23,059         39,290

End of period                                          $  24,242      $  34,130


OTHER  CASH  FLOW INFORMATION
FROM CONTINUING OPERATIONS:

Interest paid                                          $       0      $     252
Income taxes paid (recovered)                                 63            (14)

NON CASH INVESTING ACTIVITIES:

Unrealized gain on marketable securities               $     514            ---

See condensed notes to consolidated financial statements

                           ATARI CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

        The unaudited condensed financial statements included herein reflect all adjustment (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

        The Company operates with 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the first quarter of 1994 was April 2.

Note 2. Marketable Securities.

        In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are carried as available-for-sale securities and reported at the fair market value for the period. Unrealized gains are reported as a separate component of shareholder equity as unrealized gain on marketable securities. The amounts reported and the related book value and unrealized gain are:

                Number of               Market   Unrealized     Gain on
        Issue   Shares     Cost          Value   Marketable    Securities

March 31, 1994;
  Dixon Common Stock    2,777,778       $7,680     $8,194        $514

Note 3. Inventories

        Inventories consist of the following (in thousands):

                                March 31,         December 31,
                                    1994                 1993
                               -------------------------------
        Finished goods         $  10,117            $  10,354
        Raw materials              2,779                2,194
                               ---------            ---------
        TOTAL                  $  12,896            $  12,548

Note 4.  Subsequent Event

        On April 19, 1994, the Company closed the sale of an additional 1.5 million shares of Common Stock to Time Warner, Inc. at $8.50 per share for an aggregate of $12.8 million. Including this transaction, Time Warner, Inc. now owns 27% of the total shares outstanding.

                           ATARI CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

First Quarter 1994 compared with First Quarter 1993:

        GENERAL

        Over the past years, the Company has undergone significant business changes. The Company recognized, in the fall of 1991, that the products it was currently marketing in the computer and video game business were rapidly becoming technologically obsolete. Competition in both the computer and the video game markets continued to introduce products which were more powerful and more fully featured than some of the Company's products. As a result of these rapid technological changes, the Company, as well as the entire computer and video game industries, experienced intense pricing pressure.

        Due to intense competition from larger competitors and shrinking margins in computer products, the Company decided to exit this line of products and refocus itself as an interactive media entertainment company. In an effort to ensure its competitive advantage, the Company developed a 64-bit system called Jaguar. The Jaguar was launched in the fourth quarter of 1993 and is the only 64-bit interactive media entertainment system in the market today.

        Recognizing its competitive position and the resultant potential of reduction in sales, the Company began to reduce its overhead and focus its marketing efforts on certain products. The Company implemented cost control programs and took steps to simplify its business operations. Concurrently, while the Company was reducing overhead, changes in the European Econcomic Community (EEC) regulations occurred which allowed for the free flow of goods between countries within the EEC. Taking advantages of these changes, the Company centered its European operations into the Netherlands and closed its German, French, and other European locations. In addition, in order to improve its operating efficiency, the Company sold its main manufacturing facility in Taiwan and currently has all of its products manufactured/assembled by third-party subcontractors. Accordingly, the Company closed its operations in Taiwan, Japan, and Hong Kong. Further, the Company consolidated its North American operations into its headquarters in California and closed the Canadian and Mexican operations and other offices in the U.S. The Company plans to distribute its product in Australia and other Pacific Rim and Far East markets through distributors and, accordingly, closed its Australian operations.

        Today, the Company has operations in the United States, at its Sunnyvale, California facility, in the Netherlands, and in the United Kingdom.

        NET SALES

        Net Sales for the first quarter of 1994 were $8.2 million as compared to $10.1 million for the first quarter of 1993. Sales of interactive multimedia products represented approximately 70% of total revenue for the first quarter of 1994. For the first quarter of 1993, sales of game products and computer products were approximately 24% and 76%, respectively. As stated above, the Company is phasing out of its computer business and older video game products.

        GROSS MARGINS

        For the first quarter of 1994, gross margin was $1.4 million or 16.9% of sales, as compared to $2.9 million or 28.3% of sales for the same period in 1993. In order to attract consumers to the platform, the Jaguar console unit
is priced very competitively.   A key  element of the gross margin in the
multi-media industry is the sale of game software. During the first quarter of 1994, the Company made available five pieces of game software for the Jaguar. The resultant mix of game software sales to hardware sales substantially affected the low margin in the first quarter of 1994. As the library of game software increases, the Company expects the overall mix of software sales to hardware sales to improve. A portion of the gross margin for the first quarter of 1993 was from the sales of the Company's Falcon030 computer system which was launched in the first quarter of 1993. These computers as well as the sales of older game product, which have a wider availability of game software, resulted in an overall margin of 28% for the first quarter of 1993.

        OPERATING EXPENSES

        For the reasons as stated in the General section above, Operating Expenses are lower in the first quarter of 1994, as compared to the first quarter of 1993. Below is a summary of these expenses:

                                 Comparative Operating Expenses
                         For the Quarter Ended March 31st:
                                                     (In Thousands)
                -------------------------------------------------------------
                                                  1994      1993

        Research & Development                 $ 1,310   $ 1,356
        Marketing & Distribution                 1,730     2,176
        General & Administrative                 1,710     2,413

        Total                                  $ 4,750   $ 5,945

        The Company is continuing its investment in research & development for both the Jaguar hardware enhancements and for interactive entertainment software.

                Marketing and distribution expenses for 1994 were $.4 million lower than in the first quarter of 1993. As stated, the Company has consolidated its European operation and accordingly reduced distribution expenses from $1.7 million in 1993 to $.6 million in 1994. This reduction was partially offset by increased marketing expenses for the Jaguar during 1994.

               General and administrative expenses are down as a result of reduced headcount and fewer locations around the world.

        OTHER INCOME

        For the first quarter of 1994, other income was $2.4 million as compared to $0.2 million for the first quarter of 1993. For the first quarter of 1994, a substantial portion of other income represents a settlement of litigation.

        INTEREST INCOME

        Interest income for the first quarter of 1994 was $0.4 million as compared to $0.6 million in the first quarter 1993, reflecting lower average cash balances in the first quarter of 1994 as compared to the first quarter of 1993.

        INTEREST EXPENSE

        Interest Expense for both the first quarter of 1994, as well as the first quarter of 1993 was $0.6 million, which is interest expense associated with the Company's 5-1/4% Subordinated Convertible Debentures.

        NET LOSS

        For the reasons stated above, the Company incurred a net loss for the first quarter of 1994 of $.9 million, as compared to a $2.0 million loss for the first quarter of 1993.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

        For 1994, the Company had a net increase in cash of $1.2 million, primarily as a result of cash flow from operations of $1.1 million. Favorable changes in working capital items offset the net loss for the period.

        On April 19, 1994, the Company closed the sale of an additional 1.5 million shares of Common Stock to Time Warner, Inc. at $8.50 per share for an aggregate of $12.8 million. Including this transaction, Time Warner, Inc. now owns 27% of the total shares outstanding.

        Management believes that existing cash balances and the additional funds received as discussed in the preceding paragraph, are sufficient to meet its cash requirements for its current and near-term levels of production through 1994. To increase to mass production and market Jaguar products, the Company is planning to seek additional capital in an equity or debt offering during the remainder of 1994. At this time, however, no assurances can be given that any such funding can be established at terms acceptable to the Company, or at all.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits                -       None
        (b)     Reports on Form 8-K     -       None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                              ATARI CORPORATION
                                              ------------------
                                                 (Registrant)



DATE:  May 14, 1994                        By ___________________
                                              AUGUST J. LIGUORI
                                              Vice President, Finance
                                              (Duly authorized Officer
                                              Chief Financial Officer)