Form 10-Q
period 1994-06-30
ATARI CORP
filed 1994-08-15
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                     	---------------------------
                              FORM 10-Q

    X    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1994
                             or
   		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from	    to

Commission File Number I-9281

                          ATARI CORPORATION
                 (Exact name as specified in its charter)

    NEVADA								                                  	   77-0034553
- - -------------------								                       	-------------------
(State or other jurisdiction of	       	        					(IRS Employer
incorporation or organization)							                Identification No.)

1196 Borregas Avenue, Sunnyvale, CA					              	    94089
- - --------------------------------------------			    		 ---------------
(Address of principal executive offices)       						    (Zip Code)

Registrant's telephone number, including area code		  		(408) 745-2000
                                          											--------------------
                               NONE
         ----------------------------------------------------------

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

                              										YES X      NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS						                           SHARES OUTSTANDING AT JULY 25, 1994
- - ------------		                       				-	----------------------------------
Common Stock 							                                  58,796,662

                        ATARI CORPORATION

                        TABLE OF CONTENTS

                                                                  PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.	CONDENSED FINANCIAL STATEMENTS

   		CONSOLIDATED BALANCE SHEETS				                               3
	    		June 30, 1994; December 31, 1993; and June 30, 1993

   		CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE	                4
       QUARTER AND SIX MONTHS ENDED
		   	 June 30, 1994 and June 30, 1993

   	 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR	                  		5
	    		THE SIX MONTHS ENDED
		     June 30, 1994 and June 30, 1993

   		CONDENSED NOTES TO CONSOLIDATED		                          			6
		   FINANCIAL STATEMENT

  ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF		                8
	         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II.	OTHER INFORMATION

  ITEM 1.	LEGAL PROCEEDINGS			                                				13

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF 	                 			13
        		SECURITY HOLDERS

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K					                   13

	SIGNATURES		                                              							14

                        ATARI  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
(Amounts in thousands, Except Share and Per Share Amounts)

                                          		June 30,    Dec. 31,      June 30,
                                      		       1994        1993          1993
                                       		  (Unaudited	             (Unaudited)
ASSETS

	CURRENT  ASSETS:
	Cash and equivalents (incl. $11,431 and
   $18,965 held as restricted balances in
   June 1994 and Dec. 1993)              	   $ 27,611   $  23,059   $  26,809
	Marketable securities (Note 2)	                7,561       7,680       8,056
	Trade receivables (less allowances for
   returns and doubtful accounts:
   June 1994 $1,055; Dec. 1993 $1,048;
   June 1993 $2,975.)                           6,597	      5,929      10,084
	Inventories (Note 3)                        	 14,918      12,548      32,577
	Other current assets	                          3,521	      2,172	      5,649

	Total Current Assets	                         60,208      51,388  	   83,175

	EQUIPMENT AND TOOLING - NET	                   1,206       1,020       3,184
	REAL ESTATE HELD FOR SALE	                    12,754      20,924      22,831
	OTHER ASSETS	                                  1,464	      1,501	      1,724

	TOTAL                                      $  75,632   $  74,833	  $ 110,914

LIABILITIES AND SHAREHOLDERS' EQUITY

	CURRENT  LIABILITIES:
	Accounts payable		                         $  14,352   $  11,621	   $  7,304
	Accrued liabilities	                           3,143	      5,871	      7,413

	Total Current Liabilities	                    17,495	     17,492      14,717

	LONG-TERM  OBLIGATIONS	                       45,461      52,987      53,295

	SHAREHOLDERS'  EQUITY

	Common stock, $.01 par value - authorized,
   100,000,000 (shares outstanding:
   June 1994 58,796,662; Dec. 1993
   57,214,587, June 1993 57,132,382)             588         572          571
	Additional paid-in capital (Note 4)         155,836      142,497	    142,315
	Notes receivable from sale of
   common stock                                    0		        (3)        (19)
	Accumulated deficit	                      (142,240)    (137,916)    (97,710)
 Unrealized loss on marketable
   securities (Note 2)                         (119)            0           0
	Accumulated translation adjustments	        (1,389)	       (796)     (2,255)

	Total shareholders' equity	                  12,676	       4,354	     42,902

	TOTAL	                                    $  75,632    $  74,833   $ 110,914

	See notes to consolidated financial statements.

                       ATARI  CORPORATION

                                   								     	   (Unaudited)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS	  Quarter Ended     Six Months Ended
(in thousands, except per share amounts)	-	-------------- 	------------	------

                                        June 30, June 30,   June 30,  June 30,
                       						    	         1994     1993	      1994      1993
NET SALES	                              $ 8,194  $ 5,719   $ 16,350  $ 15,869

COST  AND  EXPENSES:
Cost of sales	                            6,950    4,582     13,728    11,861
Research and development	                 1,539    1,093      2,849     2,449
Marketing and distribution	               1,951    1,870      3,681     3,934
General and administrative	               1,641	   2,128	     3,351	    4,653

   Total Operating Expenses	             12,081	   9,673	    23,609    22,897

OPERATING INCOME (LOSS)                 (3,887)   (3,954)    (7,259)	  (7,028)

Exchange gain (loss)	                      580    (3,072)       852    (2,341)
Other income (expense), net	               168       195      2,560       364
Interest income	                           311       608       664      1,225
Interest expense	                        (570)      (573)    (1,142)   (1,145)

INCOME (LOSS) BEFORE INCOME TAXES	     (3,398)	   (6,796)    (4,325)   (8,925)

(CREDIT) FOR INCOME TAXES	                    	     (153)        		      (264)

NET INCOME (LOSS)	                  $  (3,398)  $ (6,643)  $ (4,325) $ (8,661)

(LOSS) PER COMMON AND
  EQUIVALENT SHARE                  $   (0.06)  $  (0.12)  $  (0.07) $  (0.15)

Weighted average
number of shares used in
   the computation                     58,511     57,137    57,865     57,137

See notes to consolidated financial statements.

                        ATARI  CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW	                 Six Months Ended
(in thousands)                            	              (Unaudited)
                                                 ----------------------------

	                                                  June 30,       June 30,
	                                                     1994     	     1993
CASH FLOWS FROM OPERATING  ACTIVITIES:

Net cash (used) by operations	                     $  (8,034)     $  (14,950)

CASH FLOWS FROM INVESTING  ACTIVITIES:

Sale of marketable securities	                           ---           2,525
Purchase of marketable securities	                       ---            (376)
Property purchases	                                     (427) 	         (443)
Sale of real estate held for sale	                     7,693             ---
Decrease in other assets  	                               80	            301

Net cash provided by investing activities	             7,346	          2,007

CASH FLOWS FROM FINANCING  ACTIVITIES:

(Repayments) of borrowings	                           (7,526)           (156)
Reductions in notes receivable from
   sale of common stock	                                   3             ---
Issuance of common stock	                             13,356	            ---
Net cash provided (used) by financing activities	      5,833            (156)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND EQUIVALENTS	                                   (593)	          (618)

NET INCREASE (DECREASE)IN CASH AND EQUIVALENT	         4,552	        (12,481)


CASH AND EQUIVALENTS:

Beginning of period	                                  23,059          39,290

End of period	                                     $  27,611       $  26,809


OTHER CASH FLOW INFORMATION FROM
  CONTINUING OPERATIONS:

Interest paid	                                     $  2,289        $   1,145
Income taxes (paid) recovered	                           96             (264)


                        ATARI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

     The Company operates with 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the second quarter of 1994 was July 2.

Note 2.  Marketable Securities

    In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are carried as available-for-sale securities and reported at the fair market value for the period. Unrealized gains and losses are reported as a separate component of share-holders' equity. The amounts reported at June 30, 1994, and the related book value are:

(In thousands)
     				           Number of		             Market         Unrealized loss on
	Issue			           Shares	  	    Cost      Value         marketable securities

Dixon Common Stock		    2,778		  $7,680	     $7,561           $ (119)

The U.S. dollar valuation of Dixon Common Stock declined $733,000 in the second quarter of 1994. As Dixon is a publicly traded United Kindgom company, the drop reflected a reduction in the market price of the security offset by strengthening of the Sterling compared to the U.S. dollar.

Note 3.	Inventories

	Inventories consist of the following (in thousands):

                             		          June 30,   December 31,   June 30,
		                                          1994	          1993	      1993
                                       ---------------------------------------
	Finished goods	                        $ 11,426       $ 10,354   $ 28,711
	Raw materials	                            3,492	         2,194	     3,866

	TOTAL	                                 $ 14,918       $ 12,548   $ 32,577




Note 4.  Equity

	On April 19, 1994, the Company closed the sale of an additional 1.5 million shares of common stock to Time Warner Inc. at $8.50 per share for an aggregated amount of $12.8 million.  Including this transaction, Time Warner Inc. now owns
27% of the total shares outstanding.

                       ATARI CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Second Quarter 1994 compared with Second Quarter 1993:

GENERAL

   Over the past years, the Company has undergone significant business changes. The Company recognized, in the fall of 1991, that the products it was currently marketing in the computer and video game businesses were rapidly becoming technologically obsolete. Competitors in both the computer and the video game markets continued to introduce products which were more powerful and more fully featured than some of the Company's products. As a result of these rapid technological changes, the Company, as well as the entire computer and video game industries, experienced intense pricing and marketing pressure. Due to intense competition from competitors and shrinking margins in computer products which represented a substantial portion of the Company's revenues, the Company decided to discontinue these types of products and refocus as an interactive media entertainment company.

   The Company operations and product offering during the reporting periods has changed significantly. Product lines have been dropped and reduced, sub-
sidiaries have been closed, and distribution operations have been consolidated. The resultant restructuring brought on by the these events is substantially complete. In an effort to ensure its competitive advantage, the Company developed a 64-bit system called the Atari JAGUAR. The JAGUAR was launched in the fourth quarter of 1993 and is the only 64-bit interactive media entertainment system in the market today.


NET SALES

    Net sales for the second quarter of 1994 were $8.2 million compared to $5.7 million in 1993, an increase of 43%. For the second quarter of 1994, sales of JAGUAR multimedia video entertainment systems called JAGUAR and related software represented 79% of net sales; and sales of other video games and computers represented 21% of net sales. In the second quarter of 1993, sales of video games provided 15% of net sales and sales of computers provided 85% of net sales.


GROSS MARGIN

    Gross margin for the second quarter of 1994 was $1.2 million or 15% as compared to a margin of $1.1 million or 20% in the second quarter of 1993. Margin for the period in 1994 reflects the sales of JAGUR hardware units with a limited software library to complement the unit. The 1993 margin reflected the planned exit from unprofitable products and the disposal of discontinued product lines.

OPERATING EXPENSES

    The table below sets forth a comparative overhead structure for the first and second quarters of 1994 and the second quarter for 1993:

				                        First Quarter   Second Quarter     Second Quarter
		 		  	                       1994	            1994	               1993
         	 		                (000's)	         (000's)            (000's)
Product Development  		      $ 1,310        		$ 1,539 	          $ 1,093
Marketing and Distribution	 	  1,730	 	         1,951		            1,870
General and Administrative     1,710 	    	     1,641	             2,128

	Total			                    $ 4,750	        $  5,131	           $ 5,091


    Operating expenses for the period in 1994 reflect the Company's strategy of investment in Research and Development for the JAGUAR system for expanding the software library, and for the development of the JAGUAR CD peripheral which is scheduled to ship during the fourth quarter of 1994. Marketing and Distribution expense increased for the second quarter 1994 compared to the first quarter 1994 and the second quarter 1993. The Company closed many of its domestic and international sales locations, during its restructuring in 1993, which reduced headcount and related facilities expense. These savings were offset by the Company's increased promotional activities for the JAGUAR. During this same period, General and Administrative expenses declined primarily due to reduced headcount from the closure and consolidation of operations.


EXCHANGE GAINS/LOSSES

    A combination of fluctuation in exchange rates, a lower foreign assets exposure, and greater sales from the U.S. resulted in an exchange gain of $0.6 million for the second quarter of 1994 as compared to a loss of $3.1 million in 1993.

INTEREST INCOME

    Interest income in the second quarter of 1994 decreased to $0.3 million compared to $0.6 million in 1993 as a result of lower interest rates.

INTEREST EXPENSE

    Interest expense remained at $0.6 million in the second quarter of 1994 compared to $0.6 million in 1993. In both periods this primarily reflects interest on the 5 1/4% convertible debentures.


TAX PROVISION

     As the Company was in a loss position, no tax provision was required.

NET LOSS

    For the above reasons relating to the operations of the Company, the Company incurred an operating loss for the second quarter 1994 of $3.9 million as compared to an operating loss of $4.0 for second quarter 1993. Primarily as a result of foreign exchange activity, the Company incurred a net loss of $3.4 million for the second quarter 1994 compared to a net loss of $6.6 million for the same period of 1993.

First Six Months of 1994 compared with First Six Months of 1993:

NET SALES

    Net sales for the first six months of 1994 were $16.4 million compared to $15.9 million in 1993, a 3% increase in sales. During the first six months 1994 approximately 75% of revenues were derived from sales of the JAGUAR system and related software. In fiscal 1993, sales were primarily of computers and related products.


GROSS MARGIN

    Gross Margin for 1994 was $2.6 million or 16% as compared with $4.0 million or 25% in the same period 1993. The low margin percent in 1994 reflects the limited availability of higher margin JAGUAR software coupled with JAGUAR system sales which are competitively priced to foster market penetration.
For 1993, the margin reflects the Company's planned exit from various product lines.

OPERATING EXPENSES

    The Company has substantially completed its restructuring of its North American, Asian and European operations. The restructuring resulted in lower payroll and facilities cost. These savings were partially offset by increased promotional costs resulting from the Company's on-going marketing of JAGUAR. Accordingly, General and Administrative expenses for the first six months of 1994 were $3.4 million compared with $4.7 for the first half of 1993. Marketing and distribution expenses for 1994 were $3.7 million versus $3.9 million for 1993.

EXCHANGE GAIN/LOSSES

    A combination of fluctuation in exchange rates, a lower foreign assets exposure, and greater sales from the U.S. resulted in an exchange game of $0.9 million for the first six months of 1994 as compared to a loss of $2.3 million in 1993.


OTHER INCOME

    For 1994, other income was $2.6 million as compared to $0.4 million in 1993. A substantial portion of other income in 1994 represents a payment received in a settlement of litigation.

INTEREST INCOME

    Interest income for 1994 was $0.6 million versus $1.2 million for 1993, reflecting the lower interest rates during the period.

INTEREST EXPENSE

    Interest expense for 1994 was $1.1 million as compared with $1.1 million in 1993, representing interest on the 5 1/4% Debentures.

NET LOSS

    Primarily for the reasons stated above, the Company incurred an operating loss of $7.3 million in 1994 compared with a $7.0 million operating loss in 1993. The receipt of a litigation settlement in the first quarter 1994, combined with a favorable currency exchange for the first six month of 1994, resulted in a net loss of $4.3 million. In addition to the operating loss of $7.0 million for the first six months of 1993, the Company incurred a foreign exchange loss of $2.3 million. This exchange loss was offset by other income items which resulted in a net loss of $8.7 million.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

    On April 19, 1994, the Company closed the sale of an additional 1.5 million shares of common stock to Time Warner Inc. at $8.50 per share for an aggregated amount of $12.8 million. Including this transaction, Time
Warner inc. now owns 27% of the total shares outstanding.

    Cash and equivalents increased by $4.5 million from $23.1 million as of December 31, 1993 to $27.6 million as of June 30, 1994. The increase was due to the Time Warner Inc. investment of $12.8 million. The Company utilized $8.0 of these funds in operations through the second quarter of 1994. This usage is comprised of a net loss of $4.3 million, increases in accounts receivable, inventory, and an additional investment in software contracts of $1.6 million. The Company made debenture interest payments during the period of $2.3 million. In total, working capital increased from $33.9 million as of December 31, 1993 to $42.8 million as of June 30, 1994, an increase of $8.9 million, or 26%.

    During the second quarter the Company completed the sale of the German facility. During 1993 the German facility had been written down to its net realizable value and there was no cash or operating impact to the Comapny in 1994. Marketable securities are carried as available-for-sale securities and reported at the fair market value for the period. As of June 1994, the unrealized loss on Dixon shares was $119,000.

    The Company believes that existing cash balances and funds anticipated to be generated from future operations will be sufficient to meet anticipated working capital requirements. However, as sales of JAGUAR systems and software expand the Company intents to raise additional funds through the borrowings and/or capital for working capital requirements. No negotiations have commenced with prospective lenders and/or investors as yet, and no assurances can be given that any such funding can be established in terms acceptable to the Company.

                             PART II
                        OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Atari Corporation was held on June 17, 1994. There were two matters which were voted on at the meeting:

      1. Election of Directors
	     2. Ratification of Auditors


     With respect to the election of directors, the following directors were elected with the following vote tabulation:

NAME				               FOR         	       WITHHELD

Jack Tramiel 				      52,841,168		        88,126
Sam Tramiel				        52,841,367		        87,927
Leonard I. Schreiber			52,841,952		        87,342
Michael Rosenberg			   52,840,452		        88,842
August J. Liguori			   52,840,122		        89,172


    With respect to the ratification's of the auditors, Deloitte & Touche was ratified as auditors of the Company. The vote was as follows:

              			FOR		         			52,853,468
			              AGAINST				          75,826


Item 6.	EXHIBITS AND REPORTS ON FORM 8 - K
        	(A)	Exhibits			              None
        	(B)	Reports on Form 8-K		    None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS


                                    							ATARI CORPORATION
							                           ---------------------------------
								                                     (Registrant)



DATE:  August 12, 1994              				By  /S/ August J. Liguori
                                							     AUGUST J. LIGUORI
                                							     Vice President, Finance
                                							     Chief Financial Officer,
                                							     Chief Accounting Officer