Form 10-Q
period 1994-09-30
ATARI CORP
filed 1994-11-15
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ---------------------------
                             FORM 10-Q

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1994 or
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to

Commission File Number I-9281

                             ATARI CORPORATION
                 (Exact name as specified in its charter)

    NEVADA                                                      77-0034553
- - - -------------------                                       -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

1196 Borregas Avenue, Sunnyvale, CA                               94089
- - - --------------------------------------                       ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (408) 745-2000
                                                              --------------
                                NONE
               -----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES       X      NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                SHARES OUTSTANDING AT OCTOBER 24, 1994
- - - ------------         --------------------------------------
Common Stock         58,895,902

                             ATARI CORPORATION

                             TABLE OF CONTENTS

                                                                     PAGE

PART I.    FINANCIAL INFORMATION

    ITEM 1.    CONDENSED FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS                              3
                    September 30, 1994; December 31, 1993; and
                    September 30, 1993

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE            4
               QUARTER AND NINE MONTHS ENDED
                    September 30, 1994 and September 30, 1993

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                5
               THE NINE MONTHS ENDED
                    September 30, 1994 and September 30, 1993

               NOTES TO CONSOLIDATED FINANCIAL STATEMENT                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        7
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II.    OTHER INFORMATION

            ITEM 1.    LEGAL PROCEEDINGS                               12

            ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                12

            SIGNATURES                                                 13

                             ATARI  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
(Amounts in thousands, Except Share and Per Share Amounts)

                                   Sept. 30,       Dec. 31,        Sept. 30,
                                       1994         1993             1993
                                     (Unaudited)                  (Unaudited)
ASSETS
CURRENT  ASSETS:
 Cash and equivalents (incl. $9,330
 and $18,965 held as restricted
 balances in Sept. 1994 and
 Dec. 1993)                         $ 18,987       $  23,059     $   25,922
    Marketable securities              8,180           7,680          7,680
    Trade receivables (less allowances for
  returns and doubtful accounts:
  Sept.1994 $ 1,159;  Dec. 1993 $1,048;
  Sept.  1993  $5,237.)                6,223           5,929          4,769
    Inventories (Note 2)              14,491          12,548         23,197
    Other current assets               6,454           2,172          4,643

    Total Current Assets              54,335          51,388         66,211

    EQUIPMENT AND TOOLING - NET        1,200           1,020          1,231

    REAL ESTATE HELD FOR SALE         10,816          20,924         22,639

    OTHER ASSETS                         718           1,501          1,487

    TOTAL                           $ 67,069       $  74,833      $  91,568

LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT  LIABILITIES:
    Accounts payable                $ 10,415       $  11,621       $  7,354
    Accrued liabilities                4,193           5,871          6,297
    Total Current Liabilities       $ 14,608       $  17,492       $ 13,651

    LONG-TERM  OBLIGATIONS            43,454          52,987         53,550

    SHAREHOLDERS'  EQUITY
    Common stock, $.01 par value -
   authorized, 100,000,000
      (shares outstanding:
   Sept. 1994 58,852,802;
      Dec. 1993 57,214,587,
  Sept. 1993 57,143,892) (Note 3)       588             572             571
    Additional paid-in capital      155,868         142,497         142,324
    Notes receivable from sale of common
  stock                                   0              (3)            (19)
    Accumulated deficit            (146,127)       (137,916)       (115,344)
 Unrealized gain on marketable
  securities                            290              ---            ---
 Accumulated translation adjustments (1,612)           (796)         (3,165)

 Total shareholders' equity (Note 3)  9,007            4,354         24,367

    TOTAL                          $ 67,069        $  74,833       $ 91,568
    See notes to consolidated financial statements.

                             ATARI  CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
                                               (Unaudited)
                                  Quarter Ended       Nine Months Ended
                                 ---------------      -----------------

                                 Sept 30, Sept 30,  Sept 30,    Sept 30,
                                    1994     1993      1994       1993
NET SALES                           $ 7,173  $ 4,411    $ 23,523   $ 20,280

COST  AND  EXPENSES:
Cost of sales                         5,957   12,891      19,685     24,752
Research and development              1,513    1,106       4,362      3,555
Marketing and distribution            2,174    1,033       5,809      4,967
General and administrative            1,722    1,596       5,119      6,249
Restructuring Charges                   ---    6,395         ---      6,395

Total Operating Expenses             $11,366 $23,021     $34,975    $45,918

OPERATING  INCOME  (LOSS)           $(4,193) $(18,610)  $(11,452)  $(25,638)

Exchange gain (loss)                    337       816     1,189      (1,525)
Other income (expense), net               97       202     2,657        566
Interest income                          443       549     1,107      1,774
Interest expense                        (570)     (590) $ (1,712)  $ (1,735)
INCOME (LOSS) BEFORE INCOME TAXES   $ (3,886) $(17,633) $ (8,211)  $(26,558)

CREDIT FOR INCOME TAXES                  ---       ---      ---         264

NET LOSS                             $ (3,886) $(17,633) $ (8,211) $(26,294)

EARNINGS (LOSS) PER COMMON AND
EQUIVALENT SHARE:

Net Loss                             $  (0.07)  $  (0.31) $  (0.14)  $ (0.46)

Weighted average number of shares
  used in the computation              58,809     57,140    58,263    57,138

See notes to consolidated financial statements.

                             ATARI  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH FLOWS                 Nine Months Ended
(in thousands)                                           (Unaudited)
                                                 ------------------------------
                                                Sept. 30,           Sept. 30,
                                                    1994                1993
CASH FLOWS FROM OPERATING  ACTIVITIES:

Net cash (used) by operations                   $(16,464)           $(15,820)

CASH FLOWS FROM INVESTING  ACTIVITIES:

Sale of marketable securities                        ---                2,525
Property purchases                                  (606)                (322)
Sale of real estate held for sale                  9,481                  ---
Decrease in other assets                             477                  559

Net cash provided by investing activities       $  9,352             $  2,762

CASH FLOWS FROM FINANCING  ACTIVITIES:

Reductions in long-term borrowings              $ (9,533)            $   (387)
Issuance(purchase) of common stock, net           13,386                    9
Reduction in notes receivable from sale of
  common stock                                         3                  ---

Net cash provided (used) by financing activities $ 3,856             $   (378)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND EQUIVALENTS                             $   (816)           $     68

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  $  (4,072)         $ (13,368)

CASH  AND  EQUIVALENTS:
Beginning of period                              $  23,059           $ 39,290

End of period                                    $  18,978           $ 25,922

OTHER  CASH  FLOW  INFORMATION FROM  CONTINUING  OPERATIONS:

Interest paid                                    $   2,289           $  2,289
Income taxes (paid) recovered                         (438)              (264)

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

The Company operates with 52/53 week fiscal calendar. All quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the third quarter of 1994 and 1993 were October 1 and October 2 respectively.

Note 2.    Inventories

    Inventories consist of the following (in thousands):

                                       Sept. 30,      Dec. 31,    Sept. 30,
                                           1994          1993         1993
                                        ------------------------------------
    Finished goods                      $ 12,372       $ 10,354    $ 20,442
    Raw materials                          2,119          2,194       2,755

    TOTAL                               $ 14,491       $ 12,548    $ 23,197

Note 3.  Subsequent Events

In September 1994 the Company reached a comprehensive agreement ("Agreement") with Sega Enterprises, Ltd. ("Sega") concerning resolution of disputes, equity investment, and patent and product licensing agreements. The results of the Agreement are as follows: (i) Sega will acquire 4,705,883 shares of newly issued Atari Corporation common stock at $8.50 per share for a total investment of $40.0 million; (ii) Sega will pay the Company $50.0 million in exchange for a license from Atari covering the past and future use of a library of Atari patents issued between 1977 through 1984 (excluding patents which exclusively claim elements of the Company's JAGUAR and LYNX products) through the year 2001; and (iii) the Company and Sega agreed to cross-license up to five (5) software game titles each year through the year 2001. Legal fees and expenses associated with the Agreement are estimated to be approximately $20 million. The Agreement is subject to regulatory approval and the Company anticipates such approval in the fourth quarter 1994. After legal fees and expenses as described above, upon approval, the Company will realize a net cash payment of approximately $70 million.

                             ATARI CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Third Quarter 1994 compared with Third Quarter 1993:

GENERAL

Over the past years, the Company has undergone significant business changes. The Company recognized in the fall of 1991 that the products it was currently marketing in the computer and video game businesses were rapidly becoming technically obsolete. Competitors in both the computer and the video game markets continued to introduce products which were more powerful and more fully featured than some of the Company's products. As a result of these rapid technology changes, the Company, as well as the entire computer and video game industries, experienced intense pricing and marketing pressure. Due to intense competition from competition from competitors and shrinking margins in computer products which represented a substantial portion of the Company's revenues, the Company decided to discontinue these types of products and refocus as an interactive media entertainment company.

The Company operations and product offerings during the reporting periods have changed significantly. Product lines have been dropped and reduced, subsidiaries have been closed, and distribution operations have been consolidated. The resultant restructuring brought on by the these events is substantially complete. In an effort to ensure its competitive advantage, the Company developed a 64-bit system called the Atari JAGUAR The JAGUAR was launched in the fourth quarter of 1993 and is the only 64-bit interactive media entertainment system in the market today.

NET SALES

Net sales for the third quarter of 1994 were $7.2 million compared to $4.4 million in 1993, an increase of 64%. For the third quarter of 1994, sales of JAGUAR multimedia video entertainment systems and related software represented 81% of net sales; and sales of other video games and computers represented 19% of net sales. In the third quarter of 1993, sales of video games provided 25% of net sales and sales of computers provided 75% of net sales. As of the close of third quarter 1994 seven titles were available for the JAGUAR. The relative lack of software has resulted in sales that have been lower than anticipated.

GROSS MARGIN

Gross margin for the third quarter of 1994 was $1.2 million or 17% as compared to a negative margin of $8.5 million in the third quarter of 1993. Margin for the period in 1994 reflects the sales of JAGUAR hardware units with a limited software library to complement the unit. Gross margin for the third quarter of 1993 was a negative $8.5 million which included the impact of inventory write-downs of $7.5 million. The remaining negative margin for the third quarter 1993 of $1.0 million was a result of selling certain older computer and video game products at prices below their respective carrying levels.

OPERATING EXPENSES

Operating expenses for the period in 1994 reflect the Company's strategy of investment in the JAGUAR system, expanding the software library and for the development of the JAGUAR CD peripheral which is scheduled to ship during the first quarter of 1995. Research and Development expense for the third quarter 1994 was $1.5 million. This was an increase of $0.4 million or 36% from the third quarter of 1993 which totaled $1.1 million.

Marketing and Distribution expense was $2.2 million for third quarter 1994 as compared to $1.0 million for the third quarter for 1993. This includes advertising and promotional expense for the JAGUAR of $1.8 million in 1994, an increase of $1.5 million from $0.3 million for the similar period in 1993. The above expense increase was partially offset by headcount and facilities cost reductions of $0.3 million for the same period 1993.

General and Administrative expense of approximately $1.7 million for the third quarter of 1994 was equal to the third quarter 1993 expense of $1.7 million. This reflects a static headcount level after the restructuring activity in 1993.

EXCHANGE GAINS/LOSSES

An improvement in foreign exchange rates relative to the dollar and lower foreign assets exposure resulted in an exchange gain of $0.3 million for the third quarter of 1994 as compared to a gain of $0.8 million in 1993.

INTEREST INCOME

Interest income in the third quarter of 1994 decreased to $0.4 million compared to $0.5 million in 1993 as a result of lower cash balances.

INTEREST EXPENSE

Interest expense remained at $0.6 million in the third quarter of 1994 compared to $0.6 million in 1993. In both periods this primarily reflects interest on the 5 1/4% convertible debentures.

TAX PROVISION

As the Company was in a loss position, no tax provision was required.

NET LOSS

For reasons detailed above relating to the operations of the Company, the Company incurred an operating loss for the third quarter 1994 of $4.2 million as compared to an operating loss of $18.6 million for third quarter 1993. Non-operating income, primarily foreign exchange activity of $0.3 million in third quarter 1994 and $0.8 million in third quarter 1993 resulted in a net loss of $3.9 million in 1994 and $17.6 million in 1993.

First Nine Months of 1994 compared with First Nine Months of 1993:

NET SALES

Net sales for the first nine months of 1994 were $23.5 million compared to $20.3 million in 1993, a 16% increase in sales. During the first nine months of 1994 approximately 77% of revenues were derived from sales of the JAGUAR system and related software. In fiscal 1993, sales were primarily of computers and related products.

GROSS MARGIN

Gross Margin for 1994 was $3.8 million or 16% as compared with a negative margin of $4.4 in the same period 1993. The margin percent in 1994 reflects the limited availability of higher margin JAGUAR software coupled with JAGUAR system sales which are competitively priced to foster market penetration. For 1993, the margin reflects the Company's planned exit from various product lines. Margin for 1993 included an inventory write-down of $7.5 million; excluding this write down, gross margin for the period would have been $3.1 million.

OPERATING EXPENSES

The Company has substantially completed its restructuring of its North American, Asian and European operations. The restructuring resulted in lower payroll and facilities cost. These savings were partially offset by increased promotional costs resulting from the Company's on-going marketing of JAGUAR. Accordingly, General and Administrative expenses for the first nine months of 1994 were $5.1 million as compared with $6.2 for the first nine months of 1993. Marketing and distribution expenses for 1994 were $5.8 million versus $5.0 million for 1993. Research and Development expenditures reflect the continuing effort to produce additional software and the CD peripheral for the JAGUAR. Research and Development expenses were $4.4 million and $3.6 million for 1994 and 1993 respectfully.

EXCHANGE GAIN/LOSSES

A combination of fluctuation in exchange rates, a lower foreign assets exposure, and greater sales from the U.S. resulted in an exchange gain of $1.2 million for the first nine months of 1994 as compared to a loss of $1.6 million in 1993.

OTHER INCOME

For 1994, other income was $2.6 million as compared to $0.6 million in 1993. A substantial portion of other income in 1994 represents a payment received in the first quarter in a settlement of litigation.

INTEREST INCOME

Interest income for 1994 was $1.1 million versus $1.8 million for 1993, reflecting the lower interest rates and cash balances during the period.

INTEREST EXPENSE

Interest expense for 1994 was $1.7 million as compared with $1.7 million in 1993, representing interest on the 5 1/4% Debentures.

NET LOSS

Primarily for the reasons stated above, the Company incurred an operating loss of $11.5 million in 1994 compared with a $25.6 million operating loss in 1993. The receipt of a litigation settlement in the first quarter 1994, combined with a favorable currency exchange for the first nine month of 1994, resulted in a net loss of $8.2 million for the nine months of 1994. In addition to the operating loss of $25.6 million for the first nine months of 1993, the Company incurred a foreign exchange loss of $1.5 million. The exchange loss was offset by other income items which resulted in a net loss of $26.5 million for the nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased by $4.1 million from $23.1 million as of December 31, 1993 to $19.0 million at September 30, 1994. The Company utilized $16.5 million in operations for the nine months ending September 30, 1994. This includes a net loss of $8.2 million and increases in inventory and receivables of $2.3 million. The Company made further investments in software development contracts of $3.6 million. The annual debenture interest payment of $2.3 million was made in the second quarter. Offsetting the utilization of $16.5 million was an increase of $12.8 million from an equity investment by Time Warner, Inc. in the second quarter 1994. Working capital increased to $39.7 million from $33.9 million the nine month period ending September 30, 1994. This is an increase of $5.9 million or 17%.


In September 1994 the Company reached a comprehensive agreement ("Agreement") with Sega Enterprises, Ltd. ("Sega") concerning resolution of disputes, equity investment, and patent and product licensing agreements. The results of the Agreement are as follows: (i) Sega will acquire 4,705,883 shares of newly issued Atari Corporation common stock at $8.50 per share for a total investment of $40.0 million; (ii) Sega will pay the Company $50.0 million in exchange for a license from Atari covering the past and future use of a library of Atari patents issued between 1977 and 1984 (excluding patents which exclusively claim elements of the Company's JAGUAR and LYNX products) through the year 2001; and (iii) the Company and Sega agree to cross-license up to five (5) software game titles each year through the year 2001. Legal fees and expenses associated with the Agreement are estimated to be approximately $20 million. The Agreement is subject to regulatory approval and the Company anticipates such approval in the fourth quarter 1994. After legal fees and expenses as described above, upon approval, the Company will realize a net cash payment of approximately $70 million.

The Company believes that its existing cash balances and the proceeds from the Sega Agreement will be sufficient to meet anticipated working capital requirements. The Company intends to increase expenditures in software development, product manufacturing, and promotional activities related to JAGUAR.

 PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits                     Sega Stock Purchase Agreement
           (b)    Reports on Form 8-K          None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             ATARI CORPORATION
                                       -------------------------------
                                               (Registrant)



DATE:  November 11, 1994                       By  /S/ August J. Liguori
                                                   AUGUST J. LIGUORI
                                                   Vice President, Finance
                                                   Chief Financial Officer,
                                                   Chief Accounting Officer

                         STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement (the "Agreement") is made and entered into as of September 26, 1994, by and between Atari Corporation (the "Company "), a Nevada corporation, of 1196 Borregas Avenue, Sunnyvale, California 94089, and Sega Holdings U.S.A., Inc. (the "Purchaser"), a Delaware corporation, c/o Sega of America, Inc., 303 Twin Dolphin Drive, Suite 200, Redwood City, California 94065.

                                Recitals

A. The Company desires to sell and Purchaser desires to purchase an aggregate of 4,705,883 shares (the "Shares") of the Company's common stock, par value $.01 per share (the "Common Stock"), subject to the conditions and for the consideration set forth herein.

B. The Company, Sega of America, Inc., Sega Enterprises, Ltd., Sega Enterprises, Inc. (U.S.A.), and Sumitomo Bank of California have entered into an Escrow Agreement dated as of October 24, 1994 (the "Escrow Agreement"), which specifies the method by which the Shares will be paid for and delivered.

NOW, THEREFORE, for and in consideration of the foregoing premises, the mutual promises, agreements and covenants hereinafter set forth, and for other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1.     Purchase and Sale of the Shares

Subject to the terms and conditions of this Agreement, at the Closing (as hereinafter defined), the Company shall sell and deliver the Shares to the Purchaser, and the Purchaser shall purchase the Shares from the Company at a purchase price of $8.50 per Share (the aggregate consideration for the Shares hereinafter referred to as the "Share Purchase Price"). The Shares shall include all dividends and distributions referred to in Section 3, and the Share Purchase Price shall not exceed $40,000,000.

2.     The Closing

The closing of the sale of the Shares (the "Closing") will, subject to the satisfaction or waiver of all conditions to the parties' obligations hereunder, take place as specified in the Escrow Agreement, on such date as the Escrow Agent (as defined therein) is authorized to release the Funds (as defined therein) to the Company and deliver the Shares to Purchaser (the "Closing Date"). Provided, however, that if the Closing has not occurred by December 15, 1994 (and such date has not been extended as provided by Section
4.3 of the Master Agreement), this Agreement shall be of no further force and effect.

3.    Dividends and Distributions

     (a) Atari will pay into the Escrow (as defined in the Escrow Agreement) the equivalent value of any cash or other distribution (other than stock) made with respect to its issued and outstanding shares of Common Stock that Purchaser would have been entitled to receive had the Shares been issued as of September 26, 1994.

  (b) The Shares shall be appropriately adjusted for any stock dividend, any subdivision or split of the outstanding common stock, any combination of the outstanding common stock into a smaller number of shares, or any issuance of capital stock in a recapitalization, reclassification of the outstanding common stock of the Company, or a merger or consolidation of the Company with or into another company, from September 26, 1994, through the Closing Date.

4.     Representations and Warranties by the Purchaser

The Purchaser hereby represents and warrants to the Company as follows:

    (a) Due Authorization. This Agreement and the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Purchaser. This Agreement has been duly executed and delivered by the Purchaser, and constitutes the legal, valid and binding obligation of the Purchaser, enforceable in accordance with its terms.

   (b) No Violation. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, by the Purchaser will (i) violate or result in any violation of or be in conflict with or constitute a default under any term of the Certificate of Incorporation or By-laws of the Purchaser or of any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to the Purchaser, or (ii) require that the Purchaser obtain the consent or authorization of, or waiver by, or making a filing with, any governmental, administrative or self-regulatory body or agency or any other person or entity, other than
(A) any such consent, authorization, waiver or filing which has been duly and validly obtained or made prior to the date hereof and (B) a filing under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and compliance with the provisions of such Act, or (iii) require the termination of any waiting period under any statute, rule or governmental regulation applicable to the Purchaser, other than the waiting period under the HSR Act.

   (c) Investment Representation. The purchase of the Shares by the Purchaser will be for investment purposes only and for the sole account of the Purchaser and not with a view to the redistribution or resale of any or all of the Shares. None of the Shares acquired pursuant to this Agreement will be transferred except in a transaction registered or exempt from registration under the Securities Act of 1933, as amended (the "'33 Act"). The Purchaser acknowledges that the certificates for the Shares shall bear a legend with respect to the transfer or resale of such securities substantially as follows:

         "The shares represented by this certificate have not been registered under the Securities Act of 1933 and such shares may not be sold or transferred unless such sale or transfer will be effected in accordance with the registration requirements of the Securities Act of 1933, as at the time amended, or in conformity with the limitations of Rule 144 promulgated under such Act or in conformity with any other exemption from the registration requirements of such Act which may then be available with respect thereto."

      (d) Brokers and Finders. The Purchaser has not dealt with any broker or finder who would be entitled to any fee or commission, or to claim any fee or commission, as a consequence of this Agreement or the transactions contemplated hereby.

5.     Representations. Warranties by the Company

    The Company hereby represents and warrants to the Purchaser as follows:

    (a) Organization. The Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada, and is duly qualified to do business and in good standing as a foreign corporation in the jurisdictions where it is required to qualify to conduct its business as presently conducted. The Company has the requisite corporate power and authority to own its property and to carry on its business as now conducted.

(b) Due Authorization. The Company has full power and authority to execute and deliver this Agreement and, as of the Closing, will have full power and authority to perform this Agreement and the transactions contemplated hereby including, without limitation, the power and authority to issue and sell the Shares. The Company has duly taken all corporate and other actions necessary to authorize the execution and delivery of this Agreement and, as of the Closing, will have duly taken all corporate and other actions necessary to authorize the performance of this Agreement, including without limitation, all actions necessary to authorize the issuance and sale of the Shares. Without limitation to the foregoing, no approval by the holders of the outstanding Shares of Common Stock of the Company is required in order for the Company to sell and issue its Shares pursuant to this Agreement. This Agreement has been duly executed and delivered by the Company and this Agreement constitutes the legal, valid and binding obligation of the Company, enforceable in accordance with its terms.

   (c) No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby by the Company will (i) violate or result in any violation of or be in conflict with or constitute a default under any term of the Articles of Incorporation or By-laws of the Company or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to the Company,
(ii) require that the Company obtain the consent or authorization of, or waiver by, or make a filing with, any governmental, administrative or self-regulatory body or agency or any other person or entity, other than (x) any such consent, authorization, waiver or filing which has been duly and validly obtained or made prior to the date hereof, (y) a filing under the HSR Act and compliance with the provisions of such Act, and (z) approval for listing of the Shares, upon official notice of issuance, on the American Stock Exchange, or (iii) require the satisfaction or termination of any waiting period under any statute, rule or governmental regulation applicable to the Company, other than the waiting period under the HSR Act.

      (d) Capitalization. Issuance of Shares. As of July 2, 1994, the Company's authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share, of which 58,796,662 shares were issued and outstanding, all of which are duly authorized and have been validly issued and are fully paid and non-assessable. Except as shown on Exhibit 5(d), the Company has not issued any options, warrants or convertible or exchangeable securities and is not a party to any other agreements which require, or upon the passage of time, the payment of money or the occurrence of any other event may require, the Company to issue or sell any of its Common Stock. The sale and issuance of the Shares pursuant to this Agreement will not be an event which causes an adjustment in any exercise or conversion price of any outstanding options, warrants, or convertible or exchangeable securities. Subsequent to July 2, 1994, there has not been, and prior to the Closing
Date and delivery of the Shares to be purchased hereunder by Purchaser there will not be, any stock dividend or distribution, stock split, recapitalization, recombination, or exchange or other similar event by the Company generally relating to shares of its Common Stock. Upon delivery to the Purchaser of the certificates evidencing the Shares against receipt of the Share Purchase Price, the Shares will have been duly authorized, validly issued, fully paid and non-assessable and will be free of preemptive or similar rights, and no personal liability will attach to the ownership thereof.

   (e) Listing of Shares. Promptly after execution of this Agreement, the Company will arrange for the Shares to be listed on the American Stock Exchange, subject to official notification from the Company's transfer agent regarding such issuance.

    (f) SEC Reports and Financial Statements. The Company has furnished to Purchaser true and complete copies of the following reports and financial statements:

(i) the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993;
(ii) the Quarterly Reports on Form 10-Q of the Company for the fiscal quarters ended March 31, 1994 and June 30, 1994; and
(iii) all Current Reports of the Company on Form 8-K filed after January 1, 1994.

The Company has filed with the Securities and Exchange Commission ("SEC") all reports ("SEC Reports") required to be filed by it under the Securities Exchange Act of 1934, as amended (the "'34 Act"). All of the SEC Reports filed by the Company comply in all material respects with the requirements of the '34 Act. None of the SEC Reports contains, as of the respective dates thereof, any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made.

The financial statements referred to above and all financial statements contained in the SEC Reports have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods indicated ("GAAP"). Each balance sheet presents fairly in accordance with GAAP the consolidated financial position of the Company as at the date of such balance sheet, and each statement of operations and of cash flows presents fairly in accordance with GAAP the consolidated results of operations and the consolidated cash flows of the Company for the fiscal periods then ended.

     (g) Additional Reports. No event has occurred requiring, or which with the passage of time will require, the filing of an SEC Report that has not heretofore been filed and furnished by the Purchaser.

     (h) Brokers and Finders. The Company has not dealt with any broker or finder who would be entitled to any fee or commission, or to claim any fee or commission, as a consequence of this Agreement or the transactions contemplated hereby.

(i) Rule 144 Reporting. Until such time, if any, as the Purchaser is able to sell all or any portion of the Shares pursuant to Rule 144(k) under the '33 Act, the Company agrees to use its best efforts to file with the Securities and Exchange Commission in a timely manner all reports and other documents required of the Company under the Securities Exchange Act of 1934.

6.     Pre-merger Notification

Promptly, and in any event not later than five days after execution of this Agreement, the Company and Purchaser shall file or cause to be filed notification and report forms with the Federal Trade Commission and the U.S. Department of Justice under the HSR Act with respect to the Purchaser's purchase of the Shares.

7.    Registration

     (a)    Piggyback Registration.   If at any time the Company determines to
register any of its Common Stock for its own account under the '33 Act, other than a registration relating solely to employee benefit plans or to a transaction under Rule 145 under the '33 Act, the Company shall promptly give Purchaser written notice of such registration and shall, subject to the limitations set forth herein, include in such registration and in any underwriting involved therein any of the Shares that Purchaser requests be so included in a written request given to the Company within 10 days following the date of the Company's notice to Purchaser. If the Shares are to be included in an underwriting, Purchaser agrees to enter into an underwriting agreement and a related custody agreement and power of attorney in customary form with the managing underwriters selected by the Company for such underwriting. Notwithstanding the foregoing, if the Company and the managing underwriters determine that inclusion of the Shares in the underwriting would adversely affect such offering or the timing thereof, the Company and managing underwriters may limit the number of Shares to be included in such registration. The number of Shares to be included by Purchaser in any such registration shall be reduced prior to the reduction of shares of Common
Stock for the account of any other shareholder of the Company requesting inclusion of shares in the underwriting. The Company shall have the right to terminate or withdraw any registration initiated by it under this Section 7(a) prior to the registration. If Purchaser includes any Shares in a registration pursuant to this Section 7(a) and such Shares are actually registered, it shall bear its pro rata share (based on the number of Shares included and the total number of shares registered pursuant to such registration) of all out-of-pocket direct expenses incurred by the Company to effect such registration, including without limitation all registration, qualification and filing fees, printing expenses, fees and disbursements of counsel for the Company, blue sky fees and expenses, and the expense of any special audits incident to or required by the inclusion of the Shares in any such registration ("Registration Expenses"), as well as all brokerage commissions, underwriting discounts and similar expenses applicable to the sale of its Shares ("Sellling Expenses").

  (b)    Request for Registration.   At any time after one year from the date of
this Agreement, Purchaser may request that the Company register all or any part of the Shares by filing a registration statement meeting the requirements of the '33 Act. The Company shall not be obligated to so register any of the Shares, but agrees to consider Purchaser's request in good faith. In the event the Company agrees to register any of the Shares, Purchaser agrees to bear all Registration Expenses and Selling Expenses.

     (c) Information by Purchaser. Purchaser shall furnish to the Company such information regarding Purchaser, the Shares and the distribution proposed by Purchaser as the Company may request or as may be required in connection with any registration, qualification or compliance pursuant to this Section 7.

    (d) Indemnification. If Shares are sold pursuant to a registration statement filed by the Company under the '33 Act, the Company will indemnify the Purchaser, each of its officers and directors, and each person controlling Purchaser within the meaning of Section 15 of the '33 Act, against all liabilities arising from any untrue statement of material fact contained in the registration statement or related prospectus or any omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, except that the Company shall not indemnify the Purchaser or such related persons, and Purchaser shall indemnify the Company and its officers, directors and controlling persons, with respect to any such untrue statement or omission attributable to information furnished in writing by the Purchaser or its related persons for use in connection with such registration statement or prospectus.

Each party entitled to indemnification under this Section 7(d) (an "indemnified party") shall give notice to the party required to provide indemnification (an "indemnifying party") promptly after such indemnified party has knowledge of any claim as to which indemnity may be sought, and shall permit the indemnifying party to assume the defense of any such claim or any litigation resulting therefrom. No indemnified party shall, except with the consent of the indemnifying party (which consent shall not be unreasonably withheld), consent to entry of any judgment or enter into any settlement with respect to such claim or litigation.

8.    Conditions to Closing

   (a) The obligation of the Company to sell, and the obligation of the Purchaser to purchase, the Shares are subject to the satisfaction (or, to the extent permitted by law, waiver) at or prior to the Closing Date of the conditions that on the Closing Date:

     (i) the waiting period under the HSR Act, including any extensions thereof, shall have expired or terminated and neither the DOJ nor the FTC shall have failed, or refused, to allow any Affiliation Agreement to be consummated in accordance with its terms without modification and without any changes to the business or operations of either Seller or Purchaser;

     (ii) there shall be no effective injunction, writ or preliminary restraining order or any order of any nature issued by a court or governmental agency of competent jurisdiction directing that the transactions contemplated hereby or any of them not be consummated as herein provided, and prior to the Closing Date, no proceeding or lawsuit with respect to the transactions contemplated hereby shall have been commenced and be pending, or be threatened, by any governmental or regulatory agency or third party; and

     (iii) the Company shall have received approval from the American Stock Exchange for the listing of the Shares to be issued hereunder.

     (b) The obligations of the Purchaser to purchase the Shares are further subject to the satisfaction of (or, to the extent permitted by law, waiver) at or prior to the Closing Date of the following additional conditions:

     (i) All representations and warranties of the Company herein shall be true in all material respects as of the date when made and as of the Closing Date; and

     (ii) The Purchaser shall have received the opinion of counsel to the Company to the same effect as the warranties of the Company set forth in
Section 5(a) through (e); and

     (iii) The Purchaser shall have received a written confirmation from the Chief Financial Officer of the Company to the effect that the warranties of the Company set forth in Section 5(f) through (i) are true in all material respects as of the Closing Date.

9.     Parties in Interest

      (a) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors, assigns and legal representatives.

      (b) This Agreement may not be assigned by either party hereto without the prior written consent of the other party.

10.    Specific Performance

The parties hereto acknowledge that the benefits to them under this Agreement are unique, that they are willing to enter into this Agreement only upon strict performance by each other of all of their obligations hereunder, and that monetary damages would not afford adequate remedy for failure to perform any such obligations hereunder. Accordingly, the parties hereby consent to specific performance of their obligations hereunder and waive any requirement for securing or posting of any bond in connection with the obtaining of any injunctive or other equitable relief to enforce their rights hereunder.

11.     Further Assurances

The parties shall make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as may be reasonably required in order to effectuate the purposes of this Agreement and to consummate the transactions contemplated hereby. The parties, in connection with entering into this Agreement, performing their obligations hereunder, and taking any and all actions relating hereto, shall comply with all applicable laws, obtain all required consents and approvals and make all required filings with any government and promptly provide the other with all such information as the other may reasonably request in order to be able to comply with the provisions of this sentence.

12.     Miscellaneous

      (a) Entire Agreement. This document sets forth the entire Agreement between the parties as to the subject matter hereof. This Agreement supersedes all prior discussions, negotiations, agreements and understandings between the parties on the subject matters set forth herein, which discussions, negotiations, agreements and understandings shall be of no further force or effect.

      (b) Modification Waiver. This Agreement cannot be changed or terminated orally and no waiver of compliance with any provision or condition hereof and no consent provided for herein shall be effective unless evidenced by an instrument in writing duly executed by the party hereto sought to be charged with such waiver or consent. No waiver of any term or provision hereof shall be construed as a further or continuing waiver of such term or provision or any other term or provision.

      (c)    Governing Law.   This Agreement, together with all rights and
obligations of the parties hereunder, shall be construed and enforced under the internal laws of the State of California, excluding any conflicts of law principles which might otherwise subject this Agreement to the laws of another jurisdiction.

      (d) Invalidity. If any clause or provision of this Agreement is declared illegal, invalid or unenforceable under present or future laws effective during the term hereof, the remainder of this Agreement shall not be affected thereby and shall remain in force and effect.

      (e) Notices. All notices, requests, consents, demands and other communications required or permitted to be given hereunder shall be in writing and shall be deemed effectively given upon (x) personal delivery,
(y) twenty-four hours after delivery to a courier service which guarantees overnight delivery, or (z) upon receipt of confirmation after such notice is telecopied, addressed as follows:

      (i)         if to the Purchaser:

                Sega Holdings U.S.A., Inc.
                c/o Sega of America, Inc.
                255 Shoreline Drive, Suite 510
                Redwood City, CA  941065

                Attention:    General Counsel
                Telecopy No.:    415-802-3720

         (ii)         if to the Company:

                      Atari Corporation
                      1196 Borregas Avenue
                      Sunnyvale, California  94089

                         Attention:      General Counsel
                         Telecopy No.:      (408) 745-8800

or to such other addresses as any party hereto shall have previously designated by notice in writing to the other party hereto.

      (f)    Expenses.   Each party hereto shall bear its own expenses in
connection with the entry into and effectuation of this Agreement.

      (g) Attorneys' Fees. In the event of any dispute between the parties arising under this Agreement, or with respect to this Agreement or to its terms, the prevailing party in any court proceeding shall be entitled to an award of its reasonable attorneys' fees and costs.

      (h) Captions. Captions and paragraph headings used herein are for convenience only and are not a part of this Agreement. They shall not be used in construing the Agreement.

   (I) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above.

ATARI CORPORATION


By      /S/          Sam Tramiel
        Sam Tramiel, President


SEGA HOLDINGS U.S.A., INC.

By:      /S/                T. Utsunomiya
         T. Utsunomiya, Secretary

EXHIBIT 5 (D)

1. The Company has issued a 5-1/4% Convertible Subordinated Debenture due 2002. $43,454,000 of the bonds are outstanding and 2,664,255 shares of Common Stock are issuable upon conversion under the terms of the Indenture. The Company is currently considering the conversion of the outstanding debentures into Common Stock which may require the issuance of additional Common Shares as a result of lower conversion price.

2. As of July 2, 1994 the Company, under its 1986 Stock Option Plan as amended, has an available pool of 2,771,589 share options of the Company's Common Stock, of which 1,367,608 of these Stock Options have been granted and are outstanding, in accordance with the terms and conditions of the Stock Option Plan. The Company periodically grants these options based upon employee's job performance and/or its hiring practices.