Form 10-Q/A
period 1994-09-30
ATARI CORP
filed 1995-01-13
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ---------------------------
                             FORM 10-Q/A NO. 1
             The purpose of this filing is to add Exhibit 27.

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1994 or
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to

Commission File Number I-9281

                             ATARI CORPORATION
                 (Exact name as specified in its charter)

    NEVADA                                                      77-0034553
- -------------------                                       -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

1196 Borregas Avenue, Sunnyvale, CA                               94089
- --------------------------------------                       ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (408) 745-2000
                                                              --------------

 PART II
OTHER INFORMATION

Item 1.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibit 27                   Article 5

(Submitted in electronic format for Security Exchange Commission purposes only.)

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             ATARI CORPORATION
                                       -------------------------------
                                               (Registrant)



DATE:  January 12, 1995                    By  /S/ August J. Liguori
                                                   AUGUST J. LIGUORI
                                                   Vice President, Finance
                                                   Chief Financial Officer,
                                                   Chief Accounting Officer