Form 10-Q/A
period 1994-09-30
ATARI CORP
filed 1995-02-10
CIK 802019

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

For the Transition Period from        to

Commission File Number I-9281

                             ATARI CORPORATION
                 (Exact name as specified in its charter)

    NEVADA                                                      77-0034553
- - - - -------------------                                       -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

1196 Borregas Avenue, Sunnyvale, CA                               94089
- - - - --------------------------------------                       ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (408) 745-2000
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



DATE:  February 8, 1995                    By  /S/ August J. Liguori
                                                   AUGUST J. LIGUORI
                                                   Vice President, Finance
                                                   Chief Financial Officer,
                                                   Chief Accounting Officer