Form 10-K
ATARI CORP
filed 1995-03-31
CIK 802019

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington, D.C. 20549
                              FORM  10-K
(Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________

Commission File Number 1-9281

                           ATARI  CORPORATION
                              (Registrant)

        NEVADA                                    77-0034553
     --------------------------                   -------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

     1196 Borregas Ave.
     Sunnyvale, CA                                94089
     --------------------------                   -------------
     (Address of principal                        (Zip Code)
     executive offices)

     Telephone:  (408) 745-2000

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:

     Common Stock (par value $.01)

     5 1/4% Convertible Subordinated Debentures

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes             X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of its Common Stock on March 23, 1995 on the American Stock Exchange was $49,292,900. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded and such persons may under certain circumstances be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

     Common Stock (par value $.01) of Registrant outstanding at March 23, 1995 - 63,674,785 shares.

                         DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held June 5, 1995 are incorporated by reference into Part III hereof.

                                    PART  I

Item 1. BUSINESS

General

     Atari Corporation ("Atari" or the "Company") designs and markets interactive multimedia entertainment systems and related software and peripheral products. Atari was incorporated under the laws of Nevada in May 1984. In July 1984, Atari acquired certain video game and microcomputer assets from the Atari Inc. subsidiary of Warner Communications, Inc. ("WCI") (now Time Warner, Inc.), in exchange for, among other considerations, 14,200,000 shares of the Company's common stock. As more fully described in Note 11 to the Consolidated Financial Statements, the Company entered into an agreement on March 24, 1994 to sell an additional 1,500,000 shares of common stock to Time Warner, Inc. After the completion of this transaction and the transaction described in the following sentence, Time Warner holds approximately 25% of the Company's outstanding shares of common stock. As more fully described in Note 11 to the consolidated financial statements, the Company entered into agreements on September 26, 1994 with Sega Enterprises, Ltd. ("Sega") in which the Company sold 4,705,883 common shares to Sega. Sega currently holds approximately 7.4% of the Company's common stock.

     The Company operates in one industry segment - the design and sale of consumer electronic video game consoles, and associated software.

Principal Product

     The Company's principal products are:

     .    Jaguar, a 64-bit interactive multimedia entertainment system.

     . Jaguar software, which incorporates an array of licensed and nonlicensed titles, utilizing 3-D graphics, high speed animation,
          16.8 million colors, full motion video, motion capture techniques and 16-bit stereo sound. The software library includes titles which are cartridge based and will soon include CD based media.

     . Jaguar peripherals, which include a CD-ROM player, to be shipped in the second quarter of 1995, a six-button controller and other accessory items.

Jaguar

     The Company introduced the Atari 64-bit Jaguar interactive multimedia entertainment system in late November 1993 into the New York and San Francisco markets. During 1994, the Company rolled out a nationwide program and commenced initial shipments into Europe.

     From its launch through the end of 1994, the Jaguar's suggested retail price was $249.99. As a result of competition and cost reductions, during the first quarter of 1995 the Company reduced the wholesale price of the Jaguar to allow retailers to offer the Jaguar at a retail price range of $149.99 to $159.99. The Company believes this price reduction was necessary in order for the Jaguar to reach its market potential and to improve sales of associated software.

     The Jaguar is a 64-bit interactive multimedia system that incorporates two proprietary chips specialized for multimedia entertainment. The chips, which were developed in the Company's own facilities, are code-named "Tom" and "Jerry." The Jaguar incorporates five processors:

     Located in "Tom"
     .       Graphics Processing Unit (GPU)
     .       Object Processor
     .       Blitter
     Located in "Jerry"
     .       Digital Signal Processor (DSP)
     Motorola 68000

     The first four processors above are located in the proprietary chips and the 68000 is a standard Motorola microprocessor. The computational speed of the system is approximately 55 MIPS and the bus bandwidth is 106.4 megabytes per second. The video features include 24-bit graphics with up to 16 million colors and a 3-D engine which can render 3-D shaded or texture mapped polygons in real time. The Company believes the graphics of the Jaguar video are equal to or superior to any other system currently available.

     The sound system is based on a high-speed custom DSP dedicated to audio. The audio is 16-bit CD quality from cartridge-based software, and can be processed from simultaneous sources of audio data. This allows for very realistic sounds in the software and includes human voices.

     Through the use of a compression technology customized by the Company (called "JAGPEG"), software developers can compress data to the point that a 100-megabit game can fit into a 16-megabit ROM cartridge. This allows for more exciting experiences both visually and in game play due to the vast amount of data available.

     The Company has developed a CD-ROM peripheral for the Jaguar and software is currently being developed to take advantage of the benefits that CD-ROM brings to the user, such as full motion video and much more data than is available on cartridges. Publishers can take advantage of lower media cost and quicker turnaround on orders with CD-ROM as compared to ROM cartridge. The CD peripheral is a double speed player and can also play back regular audio CD's and CD + G (graphics). The Company is also developing a VCR-quality Full Motion Video plug-in cartridge utilizing an MPEG chip which will allow for the playback of any software compatible to "White Book" specifications, such as many CD videos. The Company expects to ship the CD-ROM peripheral in the second quarter of 1995. The suggested retail price will be $149.99.

     The success of the CD-ROM peripheral depends in part on the size and growth rate of the installed base of cartridge-based Jaguar consoles. In addition, the size and growth rate of the CD-ROM peripheral is a significant factor in determining whether software title developers will allocate resources to developing titles for the Jaguar CD-ROM peripheral.

     The Company is further developing the Jaguar hardware and is now working on the second generation of the Jaguar architecture. It is intended that titles developed for the current version of the Jaguar console will play on the successor version of Jaguar. The second generation Jaguar console will also be able to play even more advanced software with more animation and realistic texture mapping.

     The Jaguar console is currently being assembled by Comptronix in the U.S.A. The proprietary chips "Tom" and "Jerry" are manufactured by Motorola.

Jaguar Software Titles

     The Company develops titles for the Jaguar through its internal staff and under contract with third party software developers. The Company has published and is presently marketing approximately 17 software titles for the Jaguar. In addition, the Company is developing approximately 55 titles which the Company may publish in either cartridge or CD format, or both.

     In addition to the Company's software development, the Company has licensed Independent Software Vendors ("ISVs") to develop and publish titles for Jaguar. The Company receives a royalty on all such publishing. The Company estimates that the ISVs are currently publishing 8 titles and have in development 17 titles. In order to improve its profitability, the Company from time to time publishes titles that have been developed by ISVs.

     The types of software under development by the Company include fighting games, sports simulations, driving and flight simulators, and puzzle and action games. Due to the popularity of certain genres of videogames, certain of the software titles being developed by the Company will compete directly with software titles developed by other third party software developers.

     Due to the sophistication and complexity of the Company's development system and demand for high quality software titles, the time to develop software titles can typically range from as little as seven months to as long as 20 months, depending upon the complexity, graphics and audio of the game. The Company estimates that by December 1995 approximately 50 to 75 titles will be available for the Jaguar.

     During 1994, the Company experienced substantial delays in releasing software titles. These delays are attributable to (i) the unforeseen length of time required to develop Jaguar programming expertise internally and at independent software developers (ISV's), and (ii) the Company and the ISV's underestimated the time required to develop Jaguar games. The Company and the ISV's have developed Jaguar programming expertise, which the Company believes has placed the development of Jaguar titles on a more steady stream. However, there can be no assurance that the Company or the ISV's will have completed software titles as of any particular date, that any software title will be of high quality, or that any software title will achieve market acceptance.

Licensed Properties

     The Company considers certain licensed properties to be important in the marketing of software titles and has entered into arrangements in which it will publish Mortal Kombat III (expected to be released during 1996) and Defender 2000 (expected to be in 1995), licensed from Williams Entertainment, Inc., and Batman Forever, licensed from DC Comics (expected to be released first quarter
1996). In addition, the Company has entered into an agreement to develop and distribute in late 1995 and early 1996 Jaguar versions of three titles containing licensed properties and published by Acclaim Entertainment: Frank Thomas "Big Hurt" Baseball, NBA Jam Tournament Edition, and a third title to be announced publicly in late 1995. In addition, the Company has licensed the popular Highlander animated series developing three CDs for Jaguar and PC platforms. The Company has licensed from Kushner-Locke the new Wes Craven horror movie, the Mindripper, the video game version is scheduled to be published in 1996. The Company has published Alien vs. Predator, which is currently the best selling title for Jaguar thus far.

PC Software

     As a result of the Company's investment in game design, art and programming for its Jaguar software, the Company has decided to port and publish certain of its Jaguar titles on the IBM PC compatible platform. The Company intends to leverage its investment in development by selling additional quantities of software of a title over a larger installed hardware base. The Company has recently made this decision, and expects to publish four titles in CD media by the end of 1995, the first of which will be the Jaguar top-selling title, Tempest 2000.

Competition

     Although the Company believes that the Jaguar offers greatly enhanced performance characteristics, there can be no assurance that the Jaguar will be a broadly accepted, industry standard video game console, or that the Jaguar technology will be broadly adopted by software title developers. In addition, the video game industry is characterized by unpredictable and rapid shifts in the popularity of certain platforms, by severe price competition, and by frequent new technology and product introductions.

     As described above, numerous companies have introduced or have developed and are expected to introduce videogame consoles that are or may become competitive with the Jaguar. The Company competes with the following companies:

     . Nintendo of America, Inc. and its affiliates ("Nintendo"), which has commenced development, in collaboration with Silicon Graphics, Inc. of the Ultra 64 player, expected to be released in Autumn 1995;

     . Sega Enterprises, Ltd. and its affiliates ("Sega"), which has (i) previously released its 32X peripheral device for the Sega Genesis; and (ii) announced the availability of the Sega Saturn (previously released in Japan) in the United States in September 1995 at a price range of $350 to $450;

     . Sony Corporation and its affiliates ("Sony") which has released the Sony PlayStation in Japan and is expected to introduce the console in the United States in Fall 1995; and

     . The 3DO Company, which continues to license the 3DO Interactive Multiplayer System console architecture to Goldstar and Panasonic for retail sale worldwide.

     Most of the above companies have substantial experience and expertise in 3D graphics and multimedia technology and in manufacturing products through retail distribution, and also have substantially greater engineering, marketing and financial resources than the Company.

Atari Lynx and Falcon Computers

     The Company offers a color portable hand-held video game system called the Atari Lynx. The Lynx provides 16-bit color graphics, stereo sound, fast action and depth of game play. Over 65 different games are currently available. The Company is currently selling off its remaining inventory. In addition, the Company has exited the computer business and is selling off those remaining inventories as well.

     The percentage breakdown of the Company's sales for the last three fiscal years is as follows:
                                  Video
                                  Games        Computers
               1994                84%            16%
               1993                33%            67%
               1992                34%            66%


Marketing and Distribution

     The Company distributes its products domestically through various independent channels. Interactive multimedia entertainment systems are sold primarily through national retailers, consumer electronic specialty stores and distributors of electronic products. European sales are conducted from the Company's European headquarters in London, U.K. The European markets are served through substantially the same channels of distribution as those in the United States market.

     Net sales outside North America for fiscal years 1994, 1993 and 1992 constituted approximately 41%, 75% and 85% , respectively, of total net sales.

     The Company's sales are subject to seasonality which is characteristic of the consumer electronics market. This seasonality has historically been characterized by increased sales in the fourth quarter. The Company expects that its future sales will continue the typical seasonality of the market.

     No single customer accounted for 10% or more of total net sales for the years ended December 31, 1994, 1993 or 1992.

Backlog

     The Company purchases products and components according to its forecast of near-term demand, and not primarily to specific customer orders. Warehoused inventories of finished products are maintained in advance of receipt of orders. Orders are usually placed by purchasers on an as-needed basis, are cancelable before shipment, and are usually filled from inventory shortly after receipt. Accordingly, in line with industry practice, the backlog of orders at any time is generally not material and not indicative of actual sales in any future period.

Research and Development

     The Company's ability to compete depends, in large measure, on its ability to adapt to the rapid technological changes, including hardware systems, related software, and peripheral products. In this regard, the Company is committed to an ongoing program of research and development, focused substantially on the Jaguar product line. Most of the Company's products, including Jaguar, have been developed by its internal engineering and software groups as well as independent software developers under contract with the Company. The Company's research and development expenditures totaled $5.8 million, $4.9 million and $9.2 million, in 1994, 1993, and 1992, respectively.

     The Company is engaged in an on-going program to develop software for Jaguar. As part of this development process, the Company enters into agreements with third parties to develop and/or license properties. Under these agreements, the Company will make payments to these parties as either development fees and/or advance royalties, and will possibly contractually obligate itself to minimum royalty guarantees on future sales. Payments for development and advance royalties are capitalized as software development costs and are amortized to cost of sales as the developed products are sold or with the passage of time, whichever is shorter. As of December 31, 1994, the Company has capitalized software development costs of $5.1 million.

     The Company periodically assesses, by reference to current and estimated sales, the recoverability of these costs and charges to current operations costs that are determined to no longer be recoverable. In this regard, there can be no assurance that all payments for development fees and/or advance royalties will be recoverable through future sales of products.

Manufacturing

     The Jaguar console unit is assembled in the United States by a third-party subcontractor under an agreement covering various terms of this manufacturing arrangement. The agreement may be canceled by either party with a 90-day notice period. Cancellation of the agreement could have a material adverse impact on the Company's ability to achieve its near-term plans. The Company intends to secure an alternative manufacturing source for Jaguar in 1995.

     The Jaguar console unit is assembled from component parts purchased from various suppliers. The Company's custom 64-bit RISC processor chip set is currently purchased from Motorola as a single source. The Company's business would be adversely impacted by added costs or delays if deliveries from this supplier are interrupted. The Company has available a second source, which it is currently not using, for its custom chips. Other component parts are acquired from multiple sources and have been readily available.

     Jaguar software products and accessories are manufactured by several suppliers and are assembled by subcontractors. The Company believes that, in comparison to the Jaguar console unit, it is less dependent on these manufacturers and subcontractors and that it could replace these sources of supply and assembly more readily.

Exports

     Export information is contained in Note 14 of the notes to consolidated financial statements. Gross margins on sales of products internationally and on sales of products that include components from foreign suppliers may be adversely or positively affected by foreign currency exchange rate fluctuations and by current and proposed international trade regulations, including tariffs and anti-dumping penalties.

Intellectual Property Rights

     The Company's most significant trademarks are its "Atari" name and logo, both of which the Company has exclusive use in all areas other than coin-operated arcade video game use. The Company also has a portfolio of intellectual properties including patents, trademarks, and copyrights associated with its video game and computer businesses. The Company believes the ownership of its patents, trademarks and other intellectual property to be important assets and it considers such rights to be important in the marketing of its products along with technological innovation and expertise, efficient production, and marketing strength. The Company holds 178 utility patents on a worldwide basis and applications pending for 3 additional utility patents. The Company's existing utility patents expire between the years 1995 and 2010.

     The Company's rights to make, use and sell certain computer and video game software are held through licenses from third parties. Although not currently significant, the Company has an exclusive right to the TOS operating system and non-exclusive right to certain development tools developed by Digital Research, Inc., a subsidiary of Novell, Inc., for the ST, TT and Falcon030 series of computers. The operating system license is fully paid and includes the right to produce unlimited copies in perpetuity.

     As the Jaguar entertainment console has been internally developed, the Company does not have any license arrangements with third parties.

     The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. The Company assesses such claims on a case-by-case basis and seeks licenses under such patents where appropriate. Based upon industry practice, the Company believes that if it is found to have infringed such patents, it will be able to implement the necessary modifications to avoid infringement or obtain licenses on terms which will not have a material effect on its operations, although no assurance can be given that the terms of any offered license will be acceptable to the Company. However, there can be no assurance that the Company or its software licensees will be able to obtain from third parties any required license at all; a failure by the Company to obtain such a license would have a material adverse impact on the Company.

Employees

     As of December 31, 1994, the Company had approximately 101 employees in the U.S., including 58 in engineering and product development, 18 in marketing, sales and distribution, 5 in purchasing and production, and 20 in general administration and management; in addition, the Company had approximately 16 employees outside the U.S.

     None of the employees are represented by a labor union. The Company considers its employee relations to be good.

     Many of the Company's employees are highly skilled. The Company's business depends, to a great extent, on its ability to attract and retain highly skilled employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel, and as such, the Company competes for its employees with interactive multimedia companies and other high technology companies, many of which have greater resources.

Item 2. PROPERTIES

     The Company leases its 46,000 square foot headquarters facility and 86,000 square feet of warehousing space in Sunnyvale, California. The Company leases international sales facilities in or near Slough, England and Amsterdam, the Netherlands. The Company believes that its properties are well maintained and in good operating condition.

     The Company holds certain properties for sale and/or lease. These properties are reported as real estate held for sale in the accompanying consolidated financial statements.

     All leases are with third parties otherwise unaffiliated with the Company.

Item 3. LEGAL  PROCEEDINGS

     The Company and three other parties are defendants in a civil action brought in the United States District Court for the Northern District of California by Light Impressions, Inc. and Stephen P. McGrew in September 1986 seeking unspecified damages for activities in restraint of trade (an antitrust claim for which damages, if awarded, could be trebled) relating to holography patents rights sold by the Company in 1986. The Company believes this action will have no material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is a defendant and cross-complainant in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara by Magnetics Electronic, Ltd., a subsidiary of Termbray Industries International (Holding) Ltd., a former manufacturing subcontractor, in June 1993 seeking damages in the amount of $3.4 million, together with interest at the rate of 10% per year from May 1992, for alleged breach of contract. The Company believes this action will have no material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is a defendant in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara by Citizen America Corporation, a former supplier, in February 1994 seeking damages in the amount of $0.9 million for alleged breach of contract, open book account, goods furnished and account stated. The Company believes this action will have no material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is a defendant and counter claimant in a civil action for alleged breach of contract brought in U.S. District Court for the Northern District of New York, case number 95 Civ. 1935, by Tradewell, Inc., a New York corporation, seeking specific performance for release of goods having a value of $1.6 million. The Company has counterclaimed seeking specific performance for the purchase of media, or alternatively, damages in the amount of $3.3 million. The Company believes this action will have no material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.

Item 4. SUBMISSION OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not applicable.

                              PART  II

Item 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
MATTERS

     The Company's common stock has publicly traded on the American Stock Exchange since November 7, 1986 under the symbol ATC.

     The following table sets forth the high and low sale prices for the Company's stock for the respective periods shown, as reported on the consolidated transaction system:

     Calendar Period                    High           Low
     1993:
       1st Quarter                      $1 7/16        $1
       2nd Quarter                       4 1/2          1/2
       3rd Quarter                       5 1/2          3 1/4
       4th Quarter                       12 3/4         4 3/8


     1994:
       1st Quarter                       8 1/8          5 5/8
       2nd Quarter                       6 5/8          2 7/8
       3rd Quarter                       7 3/4          2 7/8
       4th Quarter                       7 3/8          3 9/16

     As of March 23, 1995, the Company had 2,779 shareholders of record of common stock. The Company has no other shares outstanding. The Company has not paid cash dividends on shares of its common stock since its inception and the Company currently intends to reinvest earnings in the business. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6.	SELECTED  FINANCIAL  DATA

     The selected financial data have been derived from the Company's Consolidated Financial Statements. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                             Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                       1994           1993         1992          1991            1990
                                                                    (In thousands, except per share data)
Statement of operations data:
  Net sales                                       $    38,444    $    28,805    $  127,340     $ 257,992      $  411,471
  Operating income (loss)                             (24,047)       (47,499)      (79,008)      (18,683)        (25,220)
  Income (loss) from continuing operations              9,394        (48,866)      (82,719)       23,659         (20,847)
  Income (loss) before extraordinary credit             9,394        (48,866)      (73,719)       23,659          (6,213)
  Net income (loss)                                     9,394        (48,866)      (73,615)       25,619          14,874

Per common share data:
  Income (loss) from continuing operations        $      0.16    $     (0.85)   $    (1.44)    $    0.41      $    (0.36)
  Income (loss) before extraordinary credit       $      0.16    $     (0.85)   $    (1.29)    $    0.41      $    (0.11)
  Net income (loss)                               $      0.16    $     (0.85)   $    (1.28)    $    0.44      $     0.26


                                                                                     December 31,
                                                  -----------------------------------------------------------------------
                                                       1994           1993         1992          1991            1990
                                                                                    (in thousands)
Balance sheet data:
  Working capital                                 $    92,670    $    33,896    $   75,563     $ 159,831      $  131,901
  Total assets                                        131,042         74,833       138,508       253,486         272,638
  Long-term obligations
     (including current portion)                       43,454         52,987        53,937        48,805          49,016
  Shareholders' equity                                 67,070          4,354        50,583       125,529         101,260


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   GENERAL

     Over the past several years, the Company has undergone significant change. In 1992 and 1993, the Company significantly downsized operations, decided to exit the computer products business and refocused on its video game business. These actions resulted in restructuring charges for closed operations and in write-downs of computer and older video game inventories in 1992 and 1993.

     During the same period, the Company developed its 64-bit interactive multimedia entertainment system, Jaguar, which was launched in the fourth quarter of 1993. In 1994, Jaguar contributed a substantial portion of net sales, and in early 1995 the Company lowered the retail price of the Jaguar console unit to make it more price competitive in the market place. During 1994, the Company invested significantly in the development of software game titles to be used on the Jaguar system and expects to increase this level of investment in 1995.

     RESULTS  OF  OPERATIONS  FOR  THE  YEAR  ENDED  DECEMBER  31,  1994

     Net sales for the year ended 1994 were $38.4 million as compared to $28.8 million for 1993, or a 33% increase. The increased sales were primarily a result of the Company's national rollout of its new 64-bit Jaguar entertainment system and related software. Sales of the Jaguar represented 77% of total sales in 1994 as compared to 13% in 1993. The Jaguar was launched into two markets in late fall of 1993, and approximately 100,000 units were sold by the end of 1994 at a suggested retail price of $249.99. In the first quarter of 1995, as a result of its research and development and manufacturing process efforts and competitive analysis, the Company reduced the wholesale selling price of Jaguar enough to allow retailers to sell it from $149.99 to $159.99. This price reduction will make Jaguar very competitive with older-technology 16-bit systems currently being offered in the market today. In addition, the Company is presently publishing approximately 20 Jaguar game software titles. Sales of Lynx (a portable hand-held video game), Falcon 030 computers and other older products represented 23% of sales in 1994 as compared to 87% for 1993.

     The gross margin for the year ended 1994 was $3.4 million or 8.7% of sales as compared to a gross loss of $13.7 million for 1993. Included in the gross margins are inventory write-downs of $3.6 million and $18.1 million for 1994 and 1993, respectively, and a write-down in software development costs of $2.0 million in 1993. In the fourth quarter of 1994, the Company adjusted the value of its finished and in-process Jaguar consoles to reflect reduced manufacturing and selling prices. During 1993, the Company wrote down inventories by $7.5 million and $10.6 million in the third and fourth quarters, respectively. These write-downs were attributable to older 16-bit and below personal computers and 8-bit video game products and write-downs of Lynx and Falcon products to estimated realizable values that were made concurrently with the introduction and change in marketing focus to the Company's Jaguar line of products. Eliminating these write-downs from the gross margins would have resulted in gross margins of 18% and 22% for 1994 and 1993, respectively. The gross margin percentage for 1994 was primarily a result of the limited software library of game titles for the Jaguar. Jaguar console units were sold with little, or no, margin while significantly higher margins were achieved on software sales. Through the first nine months of 1994, six titles were available for Jaguar, and by year end seventeen titles were available. The gross margin percentage for 1993 reflects the effects of restructuring and refocusing, as the Company sold its older inventories of games and computer products at low average selling prices.

     Research and development expenses for 1994 were $5.8 million as compared to $4.9 million for 1993. The increase resulted from increased expenditures for the Jaguar product line. The Company is committed to an ongoing program of software development and continued enhancements of the custom chip set for Jaguar which includes cost reductions and design enhancements. The Company employs people in both the hardware and software areas for Jaguar. In addition to its internal staff, the Company contracts with third-party software developers to develop Jaguar games. Payroll and other operating costs for internal development are expensed as incurred. Payments to third-party developers are capitalized and amortized over the lower of estimated rates of sale of the related software or 12 months from game introduction. At December 31, 1994 and 1993, the Company had $5.1 million and $0.8 million, respectively, of capitalized game software development costs.

     Marketing and distribution expenses were $14.5 million for 1994 as compared to $8.9 million for 1993. The increase in expenditures was primarily the result of the national rollout in 1994 of the Company's Jaguar entertainment system. Such costs included TV and print media promotions and other activities. The Company believes that TV advertising is the most effective means to promote Jaguar and plans to continue to invest through 1995 and beyond to allow Jaguar to reach its market potential.

     General and administrative expenses for 1994 were $7.2 million as compared to $7.6 million for 1993. The marginally lower general and administrative expenses are primarily due to the full impact of the Company's restructuring programs in 1993. During 1993, the Company made provisions for restructuring totaling $12.4 million. These provisions included closing many of the Company's operations in Europe, Asia and Australia, including, but not limited to, severance payments, rental commitments and other closure costs.

     For 1994, the Company experienced a gain on exchange of $1.2 million as compared to a loss on exchange of $2.2 million in 1993. This change was a result of fluctuation in exchange rates, a lower foreign asset exposure and a greater percentage of sales made in U.S. dollars, thereby further reducing exposure to foreign currency transaction fluctuations.

     As a pioneer of the video game industry back in the mid to late seventies, the Company developed certain process to create and move images on video displays. During 1994, the Company settled with two of its competitors with respect to pending infringement litigation. During the first quarter of 1994, the Company received $2.2 million with respect to the settlement of litigation between the Company, Atari Games Corporation and Nintendo. Although not part of the litigation, Time Warner Inc. (parent company of Atari Games Corporation) purchased 1.5 million shares of the Company's stock for $8.50 per share, or $12.8 million. During the fourth quarter of 1994, the Company reached an agreement with Sega Enterprises Ltd., which resulted in a gain of $29.8 million, after contingent legal fees, and the sale of approximately 4.7 million shares of the Company's stock for $8.50 per share, or $40 million.

     For 1994 and 1993, interest expense was approximately $2.3 million on the Company's 5.25% convertible subordinated debentures.

     Interest income for 1994 and 1993 was $2 million. Although the Company achieved the same level of interest income each year, this was primarily the result of lower average cash balances in the first nine months of 1994 offset somewhat by higher interest rates and significantly higher cash balances in the fourth quarter of 1994.

     As a result of the Company's net operating loss carryforwards and timing differences between financial and tax reporting, no taxes were provided in 1994. Operating loss and tax credit carryforwards are described in Note 12 to the consolidated financial statements.

     As a result of the factors discussed above, the Company reported net income for 1994 of $9.4 million as compared to a net loss of $48.9 million in 1993.

     RESULTS  OF  OPERATIONS  FOR  THE  YEAR  ENDED  DECEMBER  31,  1993

     Net sales in 1993 were $28.8 million as compared to $127.3 million in 1992, a decline of 77%. Sales declined significantly as the Company downsized, closed operations and changed its product focus. Sales of the Jaguar product line began in the fourth quarter of 1993 with approximately 17,000 console units shipped which, along with related software sales, resulted in $3.8 million of Jaguar product sales in the quarter.

     For the reasons discussed under "General" above, there was a steady decline from 1992 to 1993 in unit sales and in sales prices of older technology video games and computer products. The sales mix in 1993 was 13% Jaguar sales, 20% other video game sales and 67% computer product sales.

     Gross margin for 1993 was negative $13.7 million. Because of reduced sales and the conditions discussed under "General" above, the Company recorded write-downs of inventories of $18.1 million and of software development costs of $2.0 million, and charged these write-downs to cost of sales. Without these write-downs, gross margin would have been 22%, compared to a similarly-adjusted margin of 26% for 1992. The decline in this adjusted gross margin resulted primarily from lower unit sales prices in 1993 than in 1992.

     Research and development, marketing and distribution and general and administrative expenses were all significantly lower in 1993 than in 1992 due to the factors discussed under "General" above. As a percentage of sales, however, each of these groups of expenses increased, due in part to the significant decline in sales, due to some level of costs being relatively fixed and to selected expenditures made for development and introduction of the Jaguar product line.

     In 1993, substantially all research and development expenses related to the Jaguar product line. At December 31, 1993, $0.8 million of Jaguar software development costs were capitalized and will be amortized in 1994. Market and distribution costs included approximately $3.0 million incurred in the second half of 1993 for promotion of the Jaguar product line.

     The restructuring charges recorded in 1993 are discussed in Note 1 to the consolidated financial statements. These charges were for closure of operations in a number of foreign locations, and included approximately $6.9 million of noncash charges, primarily for elimination of accumulated translation adjustments with the closure of those entities and losses on the anticipated sales of real estate in Europe. Cash charges of $5.5 million included the costs of closure and employee termination and severance costs.

     Loss on exchange was lower than in 1992 due to the reduction in foreign operations. Interest income was lower than in 1992 due to the lower level of invested funds due to losses in 1992 and 1993 and, to a lesser extent, due to lower interest rates on invested funds.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be computed using an asset and liability approach. Due to operating losses in recent years, the Company had no income tax provision and only a modest tax recovery for loss carryback.

     For the reasons discussed above, the Company incurred a net loss of $48.9 million in 1993.

                        FUTURE  OPERATING  RESULTS

     As stated above, the Company has refocused itself as an interactive multimedia entertainment company with its Jaguar product line and its planned entry into entertainment software for the PC platform. Sales of Jaguar hardware and software products constituted approximately 77% of net sales in 1994 and 13% in 1993 (46% in the fourth quarter of 1993).

     The Company believes that net sales and operating results for 1995 will depend largely on the success of the Jaguar system, primarily game software. To achieve profitable operations in the longer term, the Company needs to (1) increase the number of Jaguar console units in the market and (2) increase the number of software titles, which have significantly higher profit margins than the Jaguar console unit.

     In 1995, the Company has:

     . Lowered the retail price point for its Jaguar console unit to make it more price competitive.

     . Continued to invest heavily in Jaguar game development and entered into arrangements to publish certain licensed proprietary titles.

     At the same time, there can be no assurance that Jaguar will be commercially successful or that the Company will achieve profitable operations through its Jaguar product line. Factors affecting the success of Jaguar include the continuous development of a broad library of software, the marketing of hardware and software and the timing of competitive product introductions to the market during the next 12 to 24 months.

     As many of these factors are beyond the control of the Company, no assurance can be made that Jaguar will achieve broad market acceptance or that the Company will be successful.

                              INTERNATIONAL  SALES

     Net sales outside North America for 1994, 1993 and 1992 were $15.6 million, $21.7 million and $108 million (41%, 75% and 85% of total sales), respectively.

                         LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1994, cash and marketable securities were $81.0 million as compared to $30.7 million at December 31, 1993. The increase in cash and marketable securities primarily was a result of the sale of additional common stock of the Company for $53.7 million in connection with settlement of patent litigation with Nintendo and Sega Enterprises Ltd. For 1994, net income was $9.4 million. Cash provided by earnings was invested in inventory, capitalized software development and increased receivables which resulted in net funds provided by operations of $1.7 million.

     At December 31, 1994, the Company was obligated under outstanding letters of credit of $4.5 million, which were collateralized by cash balances.

     Management believes that existing cash and marketable securities balances are sufficient to meet its cash requirements through at least 1995. Beyond 1995, refer to "Future Operating Results," above.

ITEMS  8  AND  14(a)
ATARI  CORPORATION  AND  SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedules


                                                                 Pages in
                                                                 this Report
Consolidated Financial Statements:

Independent Auditors' Report                                          16

Consolidated Balance Sheets at December 31, 1994 and 1993             17

Consolidated Statements of Operations for the Years
        Ended December 31, 1994, 1993 and 1992                        18

Consolidated Statements of Shareholders' Equity for the
        Years Ended December 31, 1994, 1993 and 1992                  19

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1994, 1993 and 1992                              20-21

Notes to Consolidated Financial Statements                            22-30
Financial Statement Schedules:

        II      Valuation and Qualifying Accounts                     35

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

INDEPENDENT  AUDITORS'  REPORT

To the Shareholders and Board of Directors of Atari Corporation:

We have audited the accompanying consolidated balance sheets of Atari Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Items 8 and 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atari Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE  &  TOUCHE LLP

San Jose, California
March 17, 1995

ATARI CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993
(Amounts in Thousands, Except Share and Per Share Amounts)
------------------------------------------------------------------------------

ASSETS                                                        1994       1993

CURRENT  ASSETS:
  Cash and equivalents (including $4,450 and $18,965 held
    as restricted balances in 1994 and 1993 - Note 9)    $  22,592  $  23,059
  Marketable securities (Note 2)                            58,432      7,680
  Accounts receivable (less allowances for returns and
    doubtful accounts: 1994, $1,957; 1993, $1,048)           9,262      5,929
  Inventories (Note 4)                                      18,185     12,548
  Other current assets (Note 2)                              4,717      1,383
                                                          ---------  ---------
           Total current assets                            113,188     50,599

GAME  SOFTWARE  DEVELOPMENT  COSTS - Net (Note 5)            5,145        789

EQUIPMENT AND TOOLING - Net (Note 6)                         1,315      1,020

REAL ESTATE HELD FOR SALE (Note 7)                          10,741     20,924

OTHER  ASSETS                                                  653      1,501
                                                          ---------  ---------
TOTAL                                                    $ 131,042  $  74,833
                                                          =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts payable                                       $  15,341  $  11,621
  Accrued liabilities (Note 8)                               5,177      5,871
                                                          ---------  ---------
           Total current liabilities                        20,518     17,492
                                                          ---------  ---------
LONG-TERM  OBLIGATIONS (Note 10)                            43,454     52,987
                                                          ---------  ---------
COMMITMENTS  AND  CONTINGENT  LIABILITIES  (Note 15)          -          -

SHAREHOLDERS'  EQUITY (Note 13):
  Preferred stock, $.01 par value - authorized,
    10,000,000 shares; none outstanding                       -          -
  Common stock, $.01 par value - authorized, 100,000,000
    shares; outstanding: 1994, 63,648,535 shares; 1993,
    57,214,587 shares                                          636        572
  Additional paid-in capital                               196,138    142,497
  Notes receivable from sale of common stock                   -           (3)
  Unrealized gain on marketable securities                     542       -
  Accumulated translation adjustments                       (1,724)      (796)
  Accumulated deficit                                     (128,522)  (137,916)
                                                          ---------  ---------
           Total shareholders' equity                       67,070      4,354
                                                          ---------  ---------
TOTAL                                                    $ 131,042  $  74,833
                                                          =========  =========

See notes to consolidated financial statements.

ATARI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Amounts in Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------

                                                   1994       1993       1992
                                               ---------  ---------  ---------
NET  SALES                                    $  38,444  $  28,805  $ 127,340

COST  AND  EXPENSES:
  Cost of sales                                  35,093     42,550    132,455
  Research and development                        5,775      4,876      9,171
  Marketing and distribution                     14,454      8,895     31,125
  General and administrative                      7,169      7,558     16,544
  Restructuring charges                             -       12,425     17,053
                                               ---------  ---------  ---------
      Total operating expenses                   62,491     76,304    206,348
                                               ---------  ---------  ---------
OPERATING  LOSS                                 (24,047)   (47,499)   (79,008)

Settlements of patent litigation (Note 11)       32,062       -           -
Exchange gain (loss)                              1,184     (2,234)    (5,589)
Other income                                        484        854        927
Interest income                                   2,015      2,039      4,039
Interest expense                                 (2,304)    (2,290)    (3,522)
                                               ---------  ---------  ---------
           Income (loss) before income taxes      9,394    (49,130)   (83,153)
Income tax credit (Note 12)                         -          264        434
                                               ---------  ---------  ---------
INCOME  (LOSS)  FROM  CONTINUING  OPERATIONS
  BEFORE  EXTRAORDINARY  CREDIT                   9,394    (48,866)   (82,719)

Discontinued operations (Note 3)                    -          -        9,000
                                               ---------  ---------  ---------
INCOME  (LOSS)  BEFORE  EXTRAORDINARY CREDIT      9,394    (48,866)   (73,719)

Extraordinary credit - gain on extinguishment
  of 5 1/4% convertible subordinated
  debentures, no tax effect due to utilization
  of loss carryforwards                             -          -          104
                                               ---------  ---------  ---------
NET  INCOME  (LOSS)                           $   9,394  $ (48,866) $ (73,615)
                                               =========  =========  =========

EARNINGS  (LOSS)  PER  COMMON  SHARE:
  Income (loss) from continuing operations    $    0.16  $   (0.85) $   (1.44)
  Income (loss) before extraordinary credit   $    0.16  $   (0.85) $   (1.29)
  Net income (loss)                           $    0.16  $   (0.85) $   (1.28)

  Number of shares used in computations          58,962     57,148     57,365

See notes to consolidated financial statements.

ATARI CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Amounts in Thousands)
------------------------------------------------------------

                                                                Notes      Accumu-
                                                                Receivable lated
                                                     Addi-      from       Trans-     Unrealized
                                                     tional     Sale of    lation     Gain on    Accumu-
                                  Common  Stock      Paid-In    Common     Adjust-    Marketable lated
                                  Shares  Amount     Capital    Stock      ments      Securities Deficit    Total
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCES, JANUARY 1, 1992        57,584       $576   $143,116      $(199)   $(2,529)   $  -      $(15,435)  $125,529

Common stock repurchased           (447)        (5)      (801)                                                  (806)
Payments on notes receivable                                         180                                         180
Translation adjustments                                                        (705)                            (705)
Net loss                                                                                          (73,615)   (73,615)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCES, DECEMBER 31, 1992      57,137        571    142,315        (19)    (3,234)      -       (89,050)    50,583

Stock options exercised              89          1        191                                                    192
Common stock repurchased            (11)                   (9)         9                                          -
Payments on notes receivable                                           7                                           7
Translation adjustments                                                       2,438                            2,438
Net loss                                                                                          (48,866)   (48,866)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCES, DECEMBER 31, 1993      57,215        572    142,497         (3)      (796)      -      (137,916)     4,354

Sale of common stock              6,277         63     53,270                                                 53,333
Stock options exercised             157          1        371                                                    372
Payments on notes receivable                                           3                                           3
Translation adjustments                                                        (928)                            (928)
Unrealized gain on marketable
  securities                                                                               542                   542
Net income                                                                                          9,394      9,394
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCES, DECEMBER 31, 1994      63,649       $636   $196,138   $   -       $(1,724)      $542  $(128,522)   $67,070
                               =========  =========  =========  =========  =========  =========  =========  =========

See notes to consolidated financial statements.

ATARI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Amounts in Thousands)
------------------------------------------------------------------------------

                                                   1994       1993       1992
                                               ---------  ---------  ---------
OPERATING  ACTIVITIES -
  Net cash provided (used) by continuing
    operations                                $   1,689  $ (17,429) $  (7,318)

INVESTING  ACTIVITIES:
  Sale of marketable securities                     -        2,525        -
  Purchase of marketable securities             (50,000)       -      (10,180)
  Purchases of property, equipment and tooling   (1,207)      (663)    (3,243)
  Sale of property                                7,543        -          187
  Game software development costs                (4,356)      (789)       -
  Other assets                                      482        541        (90)
                                               ---------  ---------  ---------
  Net cash provided (used) by
    investing activities                        (47,538)     1,614    (13,326)
                                               ---------  ---------  ---------
FINANCING  ACTIVITIES:
  5 1/4% convertible subordinated
    debentures extinguished                         -          -          (92)
  Repayments of borrowings                       (7,642)      (259)   (12,733)
  Issuance of common stock                       53,708        199        180
  Repurchase of common stock                        -          -         (806)
                                               ---------  ---------  ---------
  Net cash provided (used) by
    financing activities                         46,066        (60)   (13,451)
                                               ---------  ---------  ---------

EFFECT  OF  EXCHANGE  RATE  CHANGES  ON
  CASH  AND EQUIVALENTS                            (684)      (356)     3,668
                                               ---------  ---------  ---------

NET  DECREASE  IN  CASH  AND  EQUIVALENTS          (467)   (16,231)   (30,427)

CASH  AND  EQUIVALENTS:
  Beginning of year                              23,059     39,290     69,717
                                               ---------  ---------  ---------
  End of year                                 $  22,592  $  23,059  $  39,290
                                               =========  =========  =========

OTHER  CASH  FLOW  INFORMATION  (FROM  CONTINUING
  OPERATIONS):
  Interest paid                               $   2,303  $   3,023  $   6,994
                                               =========  =========  =========
  Income taxes refunded                       $    (426) $    (225) $    (786)
                                               =========  =========  =========

NONCASH INVESTING  AND  FINANCING  ACTIVITIES:
  Issuance of debt in exchange for
    land and building                         $    -     $    -     $   6,387
                                               =========  =========  =========
  Exchange of inventory for advertising
    services                                  $   3,179  $    -     $    -
                                               =========  =========  =========
  Exchange of property for retirement of debt $   1,891  $    -     $    -
                                               =========  =========  =========

(Continued on next page)

ATARI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Amounts in Thousands)
------------------------------------------------------------------------------

                                                   1994       1993       1992
                                               ---------  ---------  ---------
RECONCILIATION  OF  NET  INCOME  (LOSS)
  TO  NET  CASH  PROVIDED  (USED)  BY
  CONTINUING  OPERATIONS:
    Net income (loss)                         $   9,394  $ (48,866) $ (73,615)
    Discontinued operations                         -          -       (9,000)
    Gain from extinguishment of 5-1/4%
      convertible subordinated debentures           -          -         (104)
    Depreciation and amortization                 3,423        361      2,776
    Provision for doubtful accounts                 194        232        986
    Provision for sales returns and allowances    1,563        457      3,560
    Provision for restructuring                     -       12,425     17,053
    Gain on sale of marketable securities           -         (324)       -
    Provision for inventory valuation             5,362     18,100     36,900
    Provision for valuation of marketable
      securities                                    -          -          300
    Changes in operating assets and
      liabilities:
        Accounts receivable                      (5,383)    16,863     46,190
        Inventories                             (14,177)       951     12,827
        Other assets                             (1,790)     3,178      2,940
        Accounts payable                          3,763     (4,925)   (31,220)
        Accrued liabilities                        (660)   (15,881)   (16,911)
                                               ---------  ---------  ---------

    Net cash provided (used) by
      continuing operations                   $   1,689  $ (17,429) $  (7,318)
                                               =========  =========  =========


See notes to consolidated financial statements.			(Concluded)

ATARI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

1.   COMPANY
     Company - The Company designs and markets interactive multimedia entertainment systems and related software and peripheral products. Manufacture of these products is performed primarily by third parties. The principal methods of distribution are through mass market retailers, consumer electronic specialty stores and distributors of electronic products.

     Product Focus - Since 1992, the Company has focused its research and development effort on its 64-bit interactive multimedia entertainment system, Jaguar. This product was introduced in 1993 and, in 1994, 77% of net sales were associated with this product. In 1995, the Company plans to increase the level of expenses for Jaguar game development and marketing. Future profitability is dependent upon the success of this product.

     As a result of continued technological developments associated with the Jaguar chipset, the cost to manufacture the Jaguar hardware units is declining. In December 1994, the Company planned price reductions beginning in early 1995 and recognized the impact of this decision on finished and in-process inventory through a write down of inventory of $3,600,000, which is included in cost of sales in the fourth quarter.

     The Company continues to carry limited quantities of its older 8-bit and 16-bit video games and computer product lines. As a result of rapid technological change and intense competition, the Company wrote down inventories of these products by $18.1 million in 1993 and $36.9 million in 1992. All of these write-downs have been included in cost of sales.

     Settlements of Patent Litigation - In the first and fourth quarters of 1994, the Company settled certain patent infringement suits. Both settlements resulted in cash payments to Atari and the sale of the Company's common stock. Settlement receipts, net of settlement costs, recorded in other income were $2.2 million in the first quarter and $29.8 million in the fourth quarter.

     Restructuring - The Company has active operations in the United States, the Netherlands and the United Kingdom. During 1993 and 1992, the Company significantly restructured its operations around the world, closing operations in Australia and the Far East, in several European countries and in Canada and Mexico. These operational closures resulted in the bankruptcy of subsidiaries in Australia and Germany and may result in the voluntary or involuntary liquidation or bankruptcy of other subsidiary companies.

     Charges for restructuring have been separately reported in the consolidated statements of operations for 1993 and 1992. Accruals for restructuring costs are included in accrued liabilities (see Note 8) and relate primarily to lease obligations in Australia, which continue until August 1995.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     Principles of Consolidation - The consolidated financial statements include the Company and its subsidiaries. All transactions and balances between the companies are eliminated.

     Cash and Equivalents - Cash equivalents are stated at cost, which approximates market value, have maturities not exceeding ninety days upon acquisition and generally consist of certificates of deposit, time deposits, treasury notes and commercial paper.

     Marketable Securities - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are carried as available-for-sale securities and reported at the fair market value. The cumulative effect of adoption of SFAS 115 as of January 1, 1994 was not material. Unrealized gains and losses are reported as a separate component of shareholders' equity. Realized gains and losses are recorded in the statement of operations and have not been material to date. The amounts reported and the related cost, market value and unrealized gain at December 31, 1994 are (in thousands):

                                           Number            Market  Unrealized
                Issue                   of Shares    Cost    Value       Gains
Available-for-sale:
  Equity securities -
    Dixon common stock                      2,851  $ 7,890   $ 8,432   $   542
  Foreign government debt securities -
    Eurdollar notes (Mature May 15, 1995)           50,000    50,000   $   -
                                                   -------   -------   -------
Total marketable securities                        $57,890   $58,432   $   542
                                                   =======   =======   =======


     Inventories - Inventories are stated at the lower of cost or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Market for each of the Company's product lines is determined by reference to expected sales prices less direct selling expenses.

     Prepaid Advertising - Included in other current assets at December 31, 1994 is $3.2 million of prepaid advertising resulting from a barter transaction. The amount recorded as prepaid advertising equals the carrying value of Lynx inventory exchanged for advertising credits. The Company expects to expense the prepaid advertising as utilized during 1995.

     Equipment and Tooling - Equipment and tooling are stated at cost. Depreciation on equipment is computed using the straight-line method based on estimated useful lives of the assets of three to five years. Tooling is depreciated on a units of production basis. Leasehold improvements are amortized over the estimated useful life or lease term, as appropriate. Fully depreciated assets, and related depreciation, are excluded from the consolidated financial statements.

     Real Estate Held for Sale - Real property associated with closed operations in the U.S. is stated at estimated market value as determined by recent valuations, appraisals or pending sales offers.

     Revenue Recognition - Sale of consoles, software game cartridges and related products are recorded as revenue at the time of shipment to customers. Concurrently, the Company establishes reserves for estimated returns, which are recorded as a reduction of sales, and for cooperative advertising allowances, which are recorded as marketing and distribution expense.

     Concentration of Credit Risk - The Company sells to mass market retailers, consumer electronic specialty stores and to distributors of electronic products throughout the United States and Europe. The Company makes ongoing credit evaluations of customers and, at times, requires letters of credit from some foreign customers. Sales to foreign customers are generally stated in the currency of the customer. To date, the Company has not entered into hedges of these foreign currency exposures.

     Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" in the first quarter of 1993. SFAS 109 requires an asset and liability method for financial accounting and reporting of income taxes. Prior to 1993, the Company accounted for income taxes in accordance with SFAS 96. The impact of the adoption of SFAS 109 was not material.

     Foreign Currency Translation - Assets and liabilities of operations outside the United States, except for operations that are highly integrated with operations of the Company, are translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are deferred and included as a component of shareholders' equity.

     Income (Loss) per Common Share- Per share amounts are computed based on the weighted average number of common and, when dilutive, common equivalent shares (stock options) outstanding during each period.

     Fully diluted income (loss) per share includes, when dilutive, the effect of the assumed conversion of the 5 1/4% convertible subordinated debentures and the additional dilutive effect of stock options. These impacts were antidilutive in 1993 and 1992.

     Fiscal Year - The Company has a 52/53 week fiscal year which ends on the Saturday closest to December 31. For simplicity of presentation, the date December 31 is used to represent the fiscal year end.

     Reclassifications - Certain items have been reclassified in the 1993 and 1992 financial statements to conform to the 1994 presentation.

3.   DISCONTINUED  OPERATIONS

     In 1988, the Company decided to discontinue its consumer electronics and home entertainment products retail stores operation, which was acquired in 1987, and provided a reserve for discontinued operations. In 1992, $9.0 million of the previously estimated loss was determined not to be required (no tax effect due to utilization of loss carryforwards). This reversal was reported as a credit in "discontinued operations" in 1992.

     Net sales of the discontinued operation for 1994, 1993 and 1992 were nil. Remaining net assets of the discontinued operation are reported as real estate held for sale (see Note 7).

4.   INVENTORIES

     Inventories at December 31 consist of the following (in thousands):

                                                      1994                1993

Finished goods                                     $15,799             $10,354
Raw materials and work-in-process                    2,386               2,194
                                                   -------             -------
Total                                              $18,185             $12,548
                                                   =======             =======

5.   GAME  SOFTWARE  DEVELOPMENT  COSTS

     The Company has an ongoing program to develop game software internally and externally. External development costs are capitalized once technological feasibility has been determined. Internal development costs are expensed as incurred as these costs relate primarily to development tools. During 1994 and 1993, the Company capitalized $5,901,000 and $820,000, respectively, of amounts paid to third parties, primarily as prepaid licenses, in connection with game development for the Jaguar platform. The Company amortizes such costs over the shorter of 12 months from game introduction or the estimated unit sales of the game title. The Company assesses the recoverability of capitalized games software development costs in light of many factors, including, but not limited to, anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Amortization expense was $1,545,000 and $31,000 for the years ended December 31, 1994 and 1993, respectively.

6.   EQUIPMENT  AND  TOOLING

     Equipment and tooling at December 31 consists of the following (in thousands):

                                                      1994                1993

Equipment and tooling                              $ 1,874             $ 2,601
Furniture and fixtures                                 708                 718
Leasehold improvements                                  43                  73
                                                   -------             -------
Total                                                2,625               3,392
Accumulated depreciation and amortization           (1,310)             (2,372)
                                                   -------             -------
Equipment and tooling - net                        $ 1,315             $ 1,020
                                                   =======             =======


7.   REAL  ESTATE  HELD  FOR  SALE

     Property held for sale at December 31, 1994 consists of nine properties in California and Texas, from the discontinued consumer electronics and home entertainment products operation. Certain of the properties have rental tenants, although all properties are available for sale. Rental income, net of rental expense and continued depreciation, is included in other income (expense). Disposals in 1994 were the Company's building in Germany and land and building in France, which were disposed of with no significant gain or loss.

8.   ACCRUED  LIABILITIES

     Accrued liabilities at December 31 consist of the following (in thousands):

                                                      1994                1993

Accrued interest                                   $ 1,513             $ 1,521
Net liabilities of closed operations                   -                 1,229
Accrued royalties                                      320                 811
Accrued restructuring charge                           719                 959
Other                                                2,625               1,351
                                                   -------             -------
Total                                              $ 5,177             $ 5,871
                                                   =======             =======

9.   LETTERS  OF  CREDIT  AND  RESTRICTED  CASH

     The Company's Jaguar console is assembled by a third-party subcontractor. At the time the Company places an order for Jaguar units, it provides the subcontractor with a commercial letter of credit. At December 31, 1994 cash balances of $4.5 million were collateral for outstanding commercial letters of credit. At December 31, 1993, cash balances of $19.0 million were collateral for outstanding letters of credit.

10.  LONG-TERM  DEBT  OBLIGATIONS

     Convertible Subordinated Debentures - The Company has $43.5 million of
     5 1/4% convertible subordinated debentures due April 29, 2002. The market value of these debentures was approximately $22 million at December 31, 1994 and $29 million at December 31, 1993. The debentures may be redeemed at the Company's option, upon payment of a premium. The debentures, at the option of the holders, are convertible into common stock at $16.31 per share. At December 31, 1994, 2,664,255 shares of common stock were reserved for conversion. Default with respect to other indebtedness of Atari Corporation in an aggregate amount exceeding $5 million would result in an event of default whereby the outstanding debentures would be due and payable immediately.

     In 1992, the Company reacquired in the open market and extinguished $.2 million face value of these debentures for $0.1 million, resulting in an extraordinary credit of $.1 million.

     Term Loans on Real Estate in Europe - At December 31, 1993, the Company had two secured term loans outstanding totaling $7.5 million for its building in Germany and a term loan of $2.0 million for its land and building in France. These loans were repaid or exchanged in 1994 from the sale or transfer of the properties.

11.  SETTLEMENTS  OF  PATENT  LITIGATION

     During the first quarter of 1994, the Company received $2.2 million with respect to the settlement of litigation between the Company, Atari Games Corporation and Nintendo. Although not part of the litigation, the Company sold 1,500,000 shares of its common stock to Time Warner (parent company of Atari Games Corporation), Inc. for $12.8 million.

     During the fourth quarter of 1994, the Company completed a comprehensive agreement ("Agreement") with Sega Enterprises, Ltd. ("Sega") concerning resolution of disputes, equity investment and patent and product licensing agreements. The results of the Agreement were as follows: (i) Sega acquired 4,705,883 shares of the Company's common stock for $40.0 million;
     (ii) the Company received payment of $29.8 million ($50.0 million from Sega, net of $20.2 million of legal fees and associated costs) in exchange for a license from Atari covering the use of a library of Atari patents issued between 1977 through 1984 (excluding patents which exclusively claim elements of the Company's JAGUAR and LYNX products) through the year 2001; and (iii) the Company and Sega agreed to cross-license up to five software game titles each year through the year 2001.

12.     INCOME  TAXES

     The credit for income taxes consists of the following (in thousands):

                                                      1994      1993      1992
  Current:
    Federal                                        $  -      $  -      $  -
    Foreign                                                    (264)     (434)
    State                                             -         -         -
                                                   -------   -------   -------
  Income tax credit                                $  -      $ (264)   $ (434)
                                                   =======   =======   =======


     The current portion of the credit for foreign income taxes is net of benefits from loss carryforwards of $0, $0, and $3,041,000 in 1994, 1993 and 1992, respectively. Income (loss) before income taxes for the years 1994, 1993 and 1992 include losses of $(2,641,000), $(33,482,000), and
     $(26,983,000), respectively, from the Company's foreign subsidiaries.

     At December 31, 1994, the Company has a U.S. income tax net operating loss carryforward of $120.4 million which expires in 2006 through 2009, a research and development tax credit carryforward of $1.4 million which expires in 2003 through 2009, and a California income tax loss carryforward of $38.6 million which expires as follows: $2.3 million in 1995, $16.4 million in 1997, $16.7 million in 1998 and $1.6 million in 1999.

     The effective income tax rates for 1994, 1993 and 1992 were 0%, (1)%, and
     (1)%, respectively, and differ from the federal statutory rate of 35% in 1994, 35% in 1993 and 34% in 1992 as follows (in thousands):

                                                     1994      1993      1992

Computed at federal statutory rates               $ 3,288  $(17,103) $(25,177)
Foreign income not subject to income tax              -         -      (7,942)
Effect of losses providing no current tax benefit     924    16,821    34,655
Tax benefit of foreign loss carryforwards             -         -      (3,041)
Effect of foreign tax rates different than
  statutory rates and utilization of foreign
  loss carrybacks                                     -          16     1,033
Reduction of valuation allowance                   (4,212)      -         -
Other                                                 -           2        38
                                                  -------- --------- ---------
Income tax credit                                 $   -    $   (264) $   (434)
                                                  ======== ========= =========

     The components of the net deferred tax asset consist of:

                                                  December 31,    December 31,
                                                  1994            1993
Deferred tax assets:
U.S. operating loss carryforwards                 $    42,149     $    25,846
State operating loss carryforwards                      2,321           2,164
Capital loss carryforwards                              1,804           2,062
Research and development tax credit carryforwards       1,370           1,210
Inventory reserves                                      2,781          10,222
Restructuring charges                                     239           4,360
Other items                                             5,826           6,414
                                                  ------------    ------------
Subtotal                                               56,490          52,278
Valuation allowance                                   (56,490)        (52,278)
                                                  ------------    ------------
Net deferred tax asset                            $     -         $     -
                                                  ============    ============


     Due to the uncertainty surrounding the timing and realization of the benefits of its favorable tax attributes in future years, the Company has established a valuation allowance to offset its otherwise recognizable deferred tax assets.

13.  STOCK  OPTIONS

     The Company's stock option plan and restricted stock plan provide for the issuance of up to 3,000,000 shares of common stock through the issuance of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. Under the plans, stock options or restricted stock may be granted at not less than fair market value as determined by the Board of Directors. Stock options become exercisable as established by the Board (generally ratably over five years) and expire up to ten years from date of grant. The Company's right to repurchase restricted stock lapses over a maximum period of five years. At December 31, 1994 options for 488,733 shares were exercisable and options for 1,334,805 shares were available for future grant. At December 31, 1994, no restricted stock under the restricted stock plan had been issued.

Additional information with respect to the stock option plan is as follows:

                                                  Option Price
                                      Number of  Range Per Share
                                        Options   Low      High         Total
Outstanding, January 1, 1992          1,981,608  $1.880 - $13.00  $ 7,620,900
Granted                                 150,000   1.500 -   3.00  $   315,000
Cancelled                            (1,161,208)  2.000 -  13.00  $(4,804,450)
                                     -----------                  ------------

Outstanding, December 31, 1992          970,400   1.500 -   7.50  $ 3,131,450
Granted                                 535,583   0.875 -   4.75    1,045,093
Exercised                               (89,300)  0.875 -   3.00     (195,463)
Cancelled                              (222,500)  0.875 -   6.00     (831,625)
                                     -----------                  ------------

Outstanding, December 31, 1993        1,194,183   0.875 -   7.50    3,149,455
Granted                                 289,500   2.250 -   7.00    1,467,750
Exercised                              (157,065)  0.875 -   6.25     (372,403)
Cancelled                               (18,160)  1.675 -   7.50      (93,980)
                                     -----------                  ------------

Outstanding, December 31, 1994        1,308,458  $0.875 - $ 7.00  $ 4,150,822
                                     ===========                  ============


14.  SEGMENT  INFORMATION

     The Company operates in one industry segment _ the design, sale and servicing of consumer electronic products.

     The Company's foreign operations at December 31, 1994 consist of sales and distribution facilities in Europe. Transfers between geographic areas are accounted for at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Corporate assets are primarily cash and equivalents and real estate held for sale.

     The following tables present a summary of operations by geographic region:

                                                  1994       1993       1992
Revenues from unaffiliated customers:
North America                                  $ 22,854   $  7,087   $ 19,359
Export sales from North America                   8,538        -        2,745
Europe                                            7,052     18,548     98,439
Other                                              -         3,170      6,797
                                               ---------  ---------  ---------
Total                                          $ 38,444   $ 28,805   $127,340
                                               =========  =========  =========

Transfer between geographic areas
   (eliminated in consolidation):
North America                                     1,046     17,781    102,622
Europe                                            1,895     25,284     17,055
Other                                              -           102     12,968
                                               ---------  ---------  ---------
Total                                          $  2,941   $ 43,167   $132,645
                                               =========  =========  =========

                                                  1994       1993       1992
Operating income (loss):
North America                                  $(21,600)  $(14,025)  $(50,051)
Europe                                           (2,447)   (19,741)   (24,660)
Other                                                      (13,733)    (4,297)
                                               ---------  ---------  ---------
Total                                          $(24,047)  $(47,499)  $(79,008)
                                               =========  =========  =========

Identifiable assets at December 31:
North America                                  $ 37,627   $ 17,369   $ 14,450
Europe                                            1,650      5,801     53,727
Other                                             -          -         21,161
Corporate assets                                 91,765     51,663     49,170
                                               ---------  ---------  ---------
Total                                          $131,042   $ 74,833   $138,508
                                               =========  =========  =========


15.  COMMITMENTS  AND  CONTINGENT  LIABILITIES

     The Company leases various facilities and equipment under noncancellable operating lease arrangements. These leases generally provide renewal options of five additional years. Minimum future lease payments under noncancellable operating leases as of December 31, 1994 are as follows (in thousands):

  1995                                  $       1,192
  1996                                            572
  1997                                            333
  1998                                             98
                                        -------------
  Total minimum lease payments          $       2,195
                                        =============


     Rent expense for operating leases was $1,218,000, $1,251,000 and $2,227,000 for the years 1994, 1993 and 1992, respectively.

     Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are such that if settled unfavorably would not have a material adverse effect on the Company's consolidated financial position and results of operations.

                              * * * * *

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART  III

Item 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 annual meeting of shareholders.

Item 11.  EXECUTIVE  COMPENSATION

     Information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 annual meeting of shareholders.

Item 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 annual meeting of shareholders.

Item 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 annual meeting of shareholders.

Trademarks Used in This Form 10-K

     "ATARI", and the Atari logo are registered trademarks of Atari Corporation. "Jaguar", "Lynx" and "Tempest 2000" are trademarks of Atari Corporation.
"Mortal Kombat III" and "Defender 2000" are trademarks of Williams Entertainment Company. "Batman Forever" is a trademark of DC Comics. "Frank Thomas `Big Hurt' Baseball" and "NBA Jam Tournament Edition" are trademarks or registered trademarks of, or licensed to, Acclaim Entertainment, Inc. "Highlander" is a registered of Bohbot Communications. "Alien" and "Predator" are [TM] and O Twentieth Century Fox Film Corporation. "Nintendo" and "Ultra 64" are trademarks or registered trademarks of Nintendo Company, Ltd. "Sega", Genesis" and "Saturn" are trademarks or registered trademarks of Sega Enterprises, Ltd. "Sony" and "PlayStation" are trademarks or registered trademarks of Sony Corporation. "3DO" is a registered trademark of The 3DO Company. All other trademarks are the properties of their respective owners.

                                   PART  IV

Item 14.  EXHIBITS, FINANCIAL  STATEMENT  SCHEDULES AND REPORTS  ON  FORM 8-K

     (a)     Documents filed as part of this Report:

          1.      Financial Statements.

          The financial statements required to be filed hereunder are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page 15 hereof.

          2.      Financial Statement Schedules

          The financial statement schedules required to be filed hereunder are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page 15 hereof.

          3.      Exhibits

          The exhibits listed under Item 14(c) are filed as part of this annual Report on Form 10-K.

     (b)     Reports on Form 8-K:  None.

     (c)     Exhibits

          Exhibit Notes  Description

          3.1     (1)    Articles of Incorporation of Registrant, as filed May
                         17, 1984.

          3.2     (1)    Certificate of Amendment of Articles of Incorporation
                         as filed July 11, 1984.

          3.3     (1)    Certificate of Amendment of Articles of Incorporation,
                         as filed September 12, 1986.

          3.4     (1)    Amended and Restated Bylaws of Registrant.

          4.1     (1)    Form of Indenture.

          0.1     (1)    OEM Software License Agreement with Digital Research
                         (California) Inc., dated August 22, 1984.

          0.2     (1)    License Funding and Sale Agreement with Epyx Inc. dated
                         January 5, 1990.

          0.3     (2)    Hardware Technology Assignment and License Agreement
                         with Epyx Inc. dated June 3, 1989.

          0.4     (2)    Software Production and Distribution License Agreement
                         with Epyx Inc. dated June 3, 1989.

          0.5     (2)    Manufacturing Services Agreement with Epyx Inc. dated
                         June 21, 1989.

          Exhibit Notes  Description

          10.6    (2)    OEM Purchase and Distribution Agreement with Epyx Inc.
                         dated June 12, 1989.

          10.7    (1)    Lease Agreement for 1196 Borregas Avenue, Sunnyvale,
                         California, dated July 1980, with Assignment to
                         Registrant.

          10.8    (1)    Industrial Lease Agreement for Warehouse at 360
                         Caribbean Drive, Sunnyvale, California, Dated May 10,
                         1986.

          10.9    (1)    Industrial Lease Agreement for Warehouse at 390
                         Caribbean Drive, Sunnyvale, California, Dated December
                         17, 1986.

          10.10   (3)    Agreement and Plan of Merger with The Federated Group,
                         Inc. dated August 28, 1987.

          10.11   (2)    Agreement for Sale of Assets dated November 8, 1989
                         among Silo California Inc., The Federated Group, Inc.
                         and Atari Corporation.

          10.12   (1)    Amended 1986 Stock Option Plan.

          10.13   (1)    Amended form of Incentive Stock Option Agreement.

          10.14   (4)    Amended Stock Option Plan.

          10.15   (1)    Memorandum of Agreement among Registrant, Jack Tramiel,
                         Atari Holdings, Inc., Productions et Editions
                         Cinematographiques Francais S.A.R.L., Atari
                         International (UK) Inc., Warner Communications Inc. and certain subsidiaries of Atari Holdings, Inc., dated
                         August 29, 1986.

          10.16   (1)    Assets Purchase Agreement with Atari, Inc. and certain
                         subsidiaries and affiliates of Atari, Inc., dated July
                         1, 1984.

          10.17   (1)    Agreement with Atari, Inc. and Jack Tramiel, dated July
                         1, 1984.

          10.18   (1)    Intellectual Property Rights Heads of Agreement with
                         Atari, Inc., dated July 1, 1984.

          10.19   (6)    Agreement for Purchase and Sale of Real Estate-Taiwan.

          10.20   (6)    General Agreement of Sale - Irish Facility.

          10.21   (7)    Stock Purchase Agreement with Time Warner, Inc. dated
                         March 24, 1994.

          10.22   (8)    Stock Purchase Agreement with Sega Holdings USA, Inc.
                         dated September 26, 1994.

          22.0    (5)    Subsidiaries of the Company.

          (1) Incorporated by reference to the Company's Form S-1 Registration Statement, Registration No. 33-12753, filed with the Commission on July 2, 1987.

          (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

          (3) Incorporated by reference to the Company's Form 14D-1 and 13D Statement, filed with the Commission on August 28, 1987.

          (4) Incorporated by reference to the Company's Proxy Statement relating to its Annual Meeting of Shareholders held on May 16, 1989.

          (5)  Subsidiaries of the Company (see Page 42 hereof).

          (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

          (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1994.

          (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 1994.

                                                                 SCHEDULE II
ATARI CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)

                                            Charged
                                Balance at  to Costs                   Balance
                                 Beginning  and                        at End of
                                 of Period  Expenses  Deductions       Period
December 31, 1992:
  Allowance for doubtful accounts   $3,975    $  986     $ 2,428  (1)    $2,533
  Accrued sales returns and
    allowances                       2,627     3,560       1,887  (2)     4,300

December 31, 1993:
  Allowance for doubtful accounts   $2,533    $  232     $ 2,293  (1)    $  472
  Accrued sales returns and
    allowances                       4,300       457       4,181  (2)       576

December 31, 1994:
  Allowance for doubtful accounts   $  472    $  194     $    72  (1)    $  594
  Accrued sales returns and
    allowances                         576     1,563         776  (2)     1,363


(1)  Amounts written off, net
(2)  Customer returns allowed

                                   EXHIBIT 22

                            SUBSIDIARIES OF THE COMPANY


          Name                                         Jurisdiction

          Atari (Benelux) B.V.                         Holland

          Atari Corp. (U.K.) Ltd.                      England

          Atari Computer Corporation                   Nevada

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI  CORPORATION
(Registrant)

                                   By:       /S/  Jack Tramiel
                                             -------------------------
                                             Jack Tramiel
                                             Chairman of the Board

                                             /S/  Sam Tramiel
                                             -------------------------
                                             Sam Tramiel
                                             President, Chief Executive Officer
                                             and Director

                                             /S/  Michael Rosenberg
                                             -------------------------
                                             Michael Rosenberg
                                             Director

                                             /S/  Leonard I. Schreiber
                                             -------------------------
                                             Leonard I. Schreiber
                                             Director

                                             /S/  August J. Liguori
                                             -------------------------
                                             August J. Liguori
                                             Vice President, Treasurer,
                                             Director and
                                             Chief Accounting Officer

CORPORATE  DIRECTORY

     DIRECTORS           OFFICERS                 CORPORATE INFORMATION

JACK TRAMIEL             JACK TRAMIEL             TRANSFER AGENT
Chairman of the Board    Chairman of the Board    Registrar and Transfer Company
                                                  10 Commerce Drive
SAM TRAMIEL              SAM TRAMIEL              Cranford, NJ  07016
President                President
Chief Executive Officer  Chief Executive Officer  AUDITORS
                                                  Deloitte & Touche LLP
MICHAEL ROSENBERG        AUGUST J. LIGUORI        60 South Market Street,
Chairman &               Vice President -         Ste. 800
Chief Executive          Finance, Treasurer       San Jose, CA  95113
Officer-Ross & Roberts,  Chief Financial Officer
Inc.                     Secretary                ANNUAL MEETING
                                                  The Annual Meeting of
LEONARD I. SCHREIBER     LAURI SCOTT              Shareholders will be held on
Partner-Schreiber &      Vice President -         June 5, 1995 at 2:00p.m. at
McBride                  Technology               the Atari Corporate Offices:
                                                  1196 Borregas Avenue
AUGUST J. LIGUORI        LEONARD TRAMIEL          Sunnyvale, CA  94089
Vice President -         Vice President -
Finance, Treasurer       Advanced Software        FORM 10-K ANNUAL REPORT
Chief Financial Officer  Development              A copy of the Company's Annual
                                                  Report on Form 10-K (exclusive
                         DEAN FOX                 of exhibits) as filed with the
                         Senior Vice President -  Securities and Exchange
                         Marketing                Commission is included in this
                                                  report.