Form 10-Q
period 1995-04-01
ATARI CORP
filed 1995-05-16
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
		        --------------------------------------
                                       FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1995
                                          or
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

                                                         YES       X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                   SHARES OUTSTANDING AT APRIL 10, 1995

Common Stock                                                      63,701,035

                              ATARI CORPORATION
                              TABLE OF CONTENTS
                                                                     PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.	CONDENSED FINANCIAL STATEMENTS

		CONSOLIDATED BALANCE SHEETS
                     March 31, 1995; and December 31, 1994              3

		CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                     QUARTER ENDED March 31, 1995 and March 31, 1994    4

		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                     THE QUARTER ENDED
                     March 31, 1995 and March 31, 1994                  5

		CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS                                         6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION           7

PART II.OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                       9

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        9

        SIGNATURE                                                      10

                             ATARI CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994		March 31,	Dec 31,
(In Thousands, Except Share Amounts)            1995            1994
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents (including $1,875 and
  $4,450 held as restricted balances  at
  March 31, 1995 and December 31, 1994)         $  9,522        $ 22,592
Marketable securities                             59,823          58,432
Accounts receivable (less allowances for returns
  and doubtful accounts: March 31, 1995 $1,712;
  December 31, 1994 $1,957)                        4,297           9,262
Inventories (See Note 2)			  22,236 	  18,185
Other current assets                               4,474           4,717

        Total current assets                     100,352         113,188

GAME SOFTWARE DEVELOPMENT COSTS - Net		   7,417 	   5,145

EQUIPMENT AND TOOLING - Net			   1,361	   1,315

REAL ESTATE HELD FOR SALE			  10,666	  10,741

OTHER ASSETS	         			     629 	     653

TOTAL                                           $120,425        $131,042

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  6,583        $ 15,341
  Accrued Liabilities                              5,933           5,177

TOTAL CURRENT LIABILITIES                         12,516          20,518

LONG-TERM OBLIGATIONS                             43,354          43,454

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value - authorized,
   10,000,000 shares; none outstanding
 Common stock, $.01 par value - authorized,
   100,000,000 shares; (outstanding :
   March 1995, 63,701,035; December 1994,
   63,648,535)                                       637             636
 Additional paid-in capital                      196,222         196,138
 Unrealized gain on marketable securities          2,378             542
 Accumulated translation adjustments              (1,735)         (1,724)
 Accumulated deficit                            (132,947)       (128,522)

        Total shareholders' equity                64,555          67,070

TOTAL                                          $ 120,425       $ 131,042

(See Condensed Notes to Consolidated Financial Statements)

                             ATARI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 31, 1995 AND MARCH 31, 1994
(Amounts in Thousands, Except Per Share Amounts)
                                                        Quarter Ended
                                                     March 31,       March 31,
                                                         1995            1994

NET SALES                                           $   4,874       $   8,156

COST AND EXPENSES:
Cost of sales                                           3,846           6,778
Research and development                                1,815           1,310
Marketing and distribution                              2,576           1,730
General and administrative                              1,795           1,710

Total operating expenses                               10,032          11,528

OPERATING LOSS                                      $ (5,158)       $ (3,372)

Exchange gain                                               5             272
Other income(expense), net (See note 3 and 4)             355           2,392
Interest income                                           953             353
Interest expense                                        (581)           (572)

Loss before income taxes                            $ (4,426)       $   (927)

Provision for Income Taxes                                ---             ---

NET LOSS                                            $ (4,426)       $   (927)

LOSS PER COMMON SHARE:                              $  (0.07)       $  (0.02)

Number of shares used in computations                  63,701          57,219

(See Condensed notes to Consolidated Financial Statements)

                             ATARI CORPORATION
                                (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS                     Quarter Ended
(in thousands)                                      March 31,        March 31,
                                                        1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used) by operations           $  (10,813)      $     1,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                            492                -
Property purchases                                      (51)             (70)
Stock dividend received on investment                     82                -
Increase in other assets                                  99              111
Increase in Software Development Costs               (2,864)            (536)

Net cash provided (used) by investing activities     (2,242)            (495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings                               (100)              ---
Proceeds on early debt retirement                       (46)              ---
Issuance of common stock                                  84               19

Net cash provided (used) by financing activities        (62)               19

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 & EQUIVALENTS                                            47               63

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS       (13,070)            1,183

CASH & EQUIVALENTS:
Beginning of period                                   22,592           23,059

End of period                                    $     9,522      $    24,242

OTHER CASH FLOW INFORMATION FROM
  CONTINUING OPERATIONS:
Interest paid                                    $       581      $       ---
Income taxes paid                                        ---               63

NON CASH INVESTING ACTIVITIES:
Unrealized gain on marketable securities	 $     1,836 	  $       514

(See Condensed Notes to Consolidated Financial Statements)

                             ATARI CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

The Company operates with a 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the first quarter of 1995 and 1994 was April 1, and April 2, respectively.

Note 2.  INVENTORIES

Inventories consist of the following (in thousands):

                        March 31,               December 31,
                        1995                    1994

Finished goods		$ 20,988 		$ 15,799
Raw materials and
work-in-process            1,248                   2,386

Total                   $ 22,236                $ 18,185

Note 3.  Repurchase of 5 1/4% Subordinated Convertible Debentures.

In the first quarter of 1995, the Company repurchased a portion of its 5 1/4% subordinated convertible debentures. The Company repurchased 100 bonds at face value of $1,000 each, and recorded a gain of $47,250, which is included in Other Income (Expense), net for the quarter.


Note 4.  Settlement of Patent Litigation.

In the first quarter of 1994, the Company settled with one of its competitors certain patent litigation and received $2.2 million. This amount is reflected in Other Income (Expense), net for the first quarter of 1994.

Management Discussion and Analysis for the First Quarter of 1995 Compared to the First Quarter of 1994

Net Sales for the first quarter 1995 were $4.9 million as compared to $8.2 million for the first quarter of 1994, a reduction of $3.3 million. Sales of Jaguar, the Company's 64-bit multimedia entertainment system, represented 72% of total revenue as compared to 70% of total sales in 1994. Partially as a result of impending higher priced ($300-$450) new product introductions from Sony and Sega the video game industry is in a state of flux. With close to 30 million units of installed base in the United States, the older 16-bit systems with price points between $99 - $129 presently make up the vast majority of video game sales and which have slowed considerably in recent months. As a result of the Company's technology advances, cost savings and its marketing opportunity, the Company lowered the wholesale price of Jaguar, 64-bit technology, to allow retailers to sell Jaguar in a price range of $149-$159. The Company commenced the sale of Jaguar at this new price late in the quarter allowing for existing retail inventories to sell out. As a result of this strategy, the Company had lower unit volumes and lower average selling prices for Jaguar than compared to the first quarter of 1994. The Company currently markets seventeen titles for Jaguar. In addition, independent software vendors publish seven titles, bringing the grand total of titles between Atari and third parties to twenty four. During the first quarter of 1995, the Company achieved a 4:1 software to hardware ratio on its sales. The Company believes the development of game software and Jaguar's new low price point to be critical parts to make Jaguar a mass market success. The Company has taken measures to improve the timeliness of software introductions by adding and repositioning key personnel and focusing more of its efforts on the development of titles.

Gross margin for the first quarter of 1995 was 21% of sales as compared to 17% for the first quarter of 1994. The improvement in the gross margin was mainly a result of improved sales mix between hardware and software in 1995 over the comparable period of 1994. As stated above, the Company currently markets 17 titles for Jaguar as compared to 4 titles during the first quarter of 1994.

Research and Development expenses were $1.8 million as compared to $1.3 million in the first quarter of 1994. In addition, during the quarter the Company expended an additional $2.9 million for software development that was capitalized as Game Software Development. The Company develops software both internally through its development staff as well as through third party developers under contract with the Company. As of March 31, 1995, the Company has capitalized $7.4 million of development costs. These costs will be recovered through sales of the related products.

Marketing and Distribution expenses were $2.6 million as compared to $1.8 million for the first quarter of 1994. These expenses reflect the Company's continued investment in television and print advertising and other promotional activity for Jaguar. The Company believes these investments are necessary to insure the long term success of Jaguar.

General and Administrative expenses for the first quarter 1995, were $1.8 million as compared to $1.7 million for the same period in 1994. The Company has consolidated many of its operations around the world and now maintains operations in California and in the United Kingdom.

Other Income (Expense), net for the first quarter of 1995 was $0.4 million. During the quarter the Company re-purchased a portion of its 5 1/4 % Convertible Subordinated Debentures and recorded a gain of $47,250, and included that amount in Other Income (Expense), net for the quarter. For the same quarter of 1994, the Company settled certain patent litigation with one of its competitors and recorded a gain of $2.2 million which together with other income items brought Other Income (Expense), net for 1994 to $2.4 million. In addition, during the 1995 quarter the Company sold a portion of its Marketable Securities and realized a gain from these sales of $0.1 million.

Interest Income for the quarter was $1.0 million as compared to $0.4 million for the 1994 first quarter, reflecting the Company's significantly greater cash balances during the first quarter of 1995, which were derived from agreements reached with Sega Enterprises, Ltd. in the fourth quarter of 1994. Interest expenses for the 1995 and 1994 quarters were $0.6 million which represents interest due on the Company's 5 1/4% Convertible Subordinated Debentures. In April 1995, the Company made an annual payment of interest on its bonds that totaled $2.2 million.

For the first quarter of 1995, the Company incurred a loss of $4.4 million as compared to $.9 million loss for the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995 , the Company had cash and marketable securities balances totaling $69.3 million as compared to $81.0 million as of December 31, 1994 for a reduction of $11.7 million.

In the first quarter of 1995, the Company used $10.8 million in operating activities. The use of cash was substantially attributable to the Net Loss of $4.4 million for the quarter and an increased inventory of $4.0 million. Changes in other working capital items accounted for the remaining use of funds totaling $2.4 million.

A major portion of the Company's investing activities related to the development of game software for the Jaguar. During the quarter, the Company invested $2.9 million in the further development of over 75 game titles. The Company expects to publish most of these titles during 1995 and the first quarter of 1996. In addition, during the first quarter of 1995, the Company commenced the sale of a portion of its holdings of Dixon PLC common shares and recorded a gain in the amount of $0.1 million and transfered to cash $0.5 million.

In the first quarter, the Company repurchased a portion of its 5 1/4% convertible subordinated debentures and reduced its debt obligations by $0.1 million substantially representing the cash flow from financing activities for the quarter.

FINANCIAL CONDITION


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


                                          ATARI CORPORATION
                                 -----------------------------------
                                             (Registrant)



DATE:  May 15, 1995
                           By          /S/ August J. Liguori

                                           AUGUST J. LIGUORI
                                        Vice President, Finance
                                        (Duly authorized Officer
                                         Chief Financial Officer,
                                         Chief Accounting Officer)