Form 10-Q
period 1995-07-01
ATARI CORP
filed 1995-08-15
CIK 802019

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    --------------------------------------
                                  FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1995
                                         or
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from		to
Commission File Number I-9281


                                ATARI CORPORATION
                     (Exact name as specified in its charter)

NEVADA                                                             77-0034553
------------------------------                                  -------------
(State or other jurisdiction                                    (IRS Employer
incorporation or organization)                            Identification No.)

1196 Borregas Avenue, Sunnyvale, CA                                     94089
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code             (408) 745-2000
                                                             ----------------


                                    NONE
                         ---------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES       X      NO
                                                           -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    SHARES OUTSTANDING AT JUNE 30, 1995
------------                             -----------------------------------
Common Stock                                                      63,643,035

                               ATARI CORPORATION
                               TABLE OF CONTENTS
                                                                          PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.	CONDENSED FINANCIAL STATEMENTS

		CONSOLIDATED BALANCE SHEETS
                        June 30, 1995; and December 31, 1994                 3

		CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                        QUARTERS ENDED June 30, 1995 and June 30, 1994       4

		CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
			THE SIX MONTHS ENDED
                        June 30, 1995 and June 30, 1994                      5

		CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS                                           6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION                7

PART II.	OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                           11

	ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                            11

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            11

        SIGNATURE                                                           12

                              ATARI CORPORATION

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994                   June 30,          Dec 31,
(In Thousands, Except Share Amounts)                     1995             1994
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents (including $1,875 and $4,450
  held as restricted balances  at June 1995 and
  December 1994)                                   $   50,157       $   22,592
Marketable securities                                   8,810           58,432
Accounts receivable (less allowances for returns
  and doubtful accounts:  June 30, 1995 $751;
  December 31, 1994 $1,957)                             3,328            9,262
Inventories (See Note 2)                               25,315           18,185
Other current assets                                    3,176            4,717
                                                   ----------       ----------

        Total current assets                           90,786          113,188

GAME SOFTWARE DEVELOPMENT COSTS - Net                   9,443            5,145

EQUIPMENT AND TOOLING - Net                             1,519            1,315

REAL ESTATE HELD FOR SALE                              10,600           10,741

OTHER ASSETS                                              605              653
                                                   ----------        ---------

TOTAL                                                $112,953         $131,042
                                                   ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    5,910       $   15,341
  Accrued liabilities                                   2,625            5,177
                                                   ----------        ---------

TOTAL CURRENT LIABILITIES                               8,535           20,518
                                                   ----------        ---------

LONG-TERM OBLIGATIONS                                  43,354           43,454
                                                   ----------        ---------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value - authorized,
    10,000,000 shares; none outstanding
 Common stock, $.01 par value - authorized,
    100,000,000 shares; (outstanding : June 1995,
    63,643,035; December 1994, 63,648,535)                636              636
 Additional paid-in capital                           196,184          196,138
 Unrealized gain (loss) on marketable securities        2,836              542
 Accumulated translation adjustments                  (1,658)          (1,724)
Accumulated deficit                                 (136,934)        (128,522)
                                                   ----------        ---------

        Total shareholders' equity                     61,064           67,070
                                                   ----------        ---------

TOTAL                                                $112,953        $ 131,042
                                                   ==========        =========

(See Condensed Notes to Consolidated Financial Statements)

ATARI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS QUARTER AND SIX MONTHS ENDED
JUNE 30, 1995 AND JUNE 30, 1994
(Amounts in Thousands, Except Per Share Amounts)
Unaudited
                                 Quarter Ended              Six Months Ended
                             June 30,      June 30,      June 30,      June 30,
                                1995          1994          1995          1994

NET SALES                  $   3,015     $   8,194      $  7,762      $ 16,350
                           =========     =========     =========     =========

COST AND EXPENSES:
Cost of sales                  1,971         6,950         5,689        13,728
Research and development       1,758         1,539         3,574         2,849
Marketing and distribution     2,581         1,951         5,157         3,681
General and administrative     1,595         1,641         3,390         3,351
                           ---------     ---------     ---------     ---------

Total operating expenses       7,905        12,081        17,810        23,609
                           ---------     ---------     ---------     ---------

OPERATING LOSS             $ (4,890)     $ (3,887)     $(10,048)       (7,259)

Settlement of patent
 litigation (See note 3)         ---           ---           ---         2,200
Exchange gain                    (8)           580           (3)           852
Other income(expense), net       648           168         1,003           360
Interest income                  853           311         1,806           664
Interest expense               (590)         (570)       (1,171)       (1,142)
                           ---------     ---------     ---------     ---------

Loss before income taxes   $ (3,987)     $ (3,398)     $ (8,413)       (4,325)
                           =========     =========     =========     =========

Provision for Income Taxes       ---           ---           ---           ---
                           ---------     ---------     ---------     ---------

NET LOSS                   $ (3,987)     $ (3,398)     $ (8,413)     $ (4,325)
                           =========     =========     =========     =========

LOSS PER COMMON SHARE:     $  (0.06)     $  (0.06)     $  (0.13)     $  (0.07)
                           =========     =========     =========     =========

Number of shares used in
 computations                 63,643        58,511        63,643        57,865

(See Condensed notes to Consolidated Financial Statements)

                              ATARI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
(in thousands)                                           Six Months Ended
                                                      June 30,        June 30,
                                                          1995            1994
                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used) by operations             $  (20,171)     $   (8,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                           51,916             ---
Property purchases                                       (204)           (427)
Stock dividend received on investment                       82             ---
Sale of Real Estate held for sale                          ---           7,693
Increase (Decrease) in other assets                        189              80
Increase in game software development costs            (4,298)             ---
                                                      --------        --------

Net cash provided (used) by investing activities        47,685           7,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowing                                     ---         (7,526)
5-1/4% convertible subordinated debentures extinguished   (53)             ---
Reductions in notes receivable from sale of common stock   ---               3
Issuance of common stock                                    46          13,356
                                                      --------        --------

Net cash provided (used) by financing activities           (7)           5,833

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 & EQUIVALENTS                                              58           (593)
                                                      --------        --------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS           27,565           4,552

CASH & EQUIVALENTS:
Beginning of period                                     22,592          23,059
                                                      --------        --------

End of period                                         $ 50,157        $ 27,611
                                                      ========        ========

OTHER CASH FLOW INFORMATION FROM CONTINUING OPERATIONS:
Interest paid                                         $  2,306        $  2,289
Income taxes paid                                          ---              96

NON CASH INVESTING ACTIVITIES:
Unrealized gain on marketable securities              $  2,294        $    ---

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

The Company operates with a 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the second quarter of 1995 and 1994 was July 1 and July 2 respectively.

Note 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                             June 30,               Dec. 31,
                                                 1995                   1995

        Finished goods                      $  24,557               $ 15,799
        Raw materials and work-in-process         758                  2,386
                                            ---------               --------

        Total                               $  25,315               $ 18,185
                                            =========               ========


Note 3.  Settlement of Patent Litigation.

During the first quarter of 1994, the Company received $2.2 million with respect to the settlement of patent litigation between the Company, Atari Games Corporation and Nintendo.

Management Discussion and Analysis for the Second Quarter of 1995 Compared to the Second Quarter of 1994

Net Sales for the second quarter of 1995 were $3.0 million as compared to $8.2 million for the second quarter of 1994. Sales of Jaguar products represented approximately 70% of total sales for the second quarter of 1995 as compared to 79% for the second quarter of 1994.

The low sales volume for the second quarter of 1995 is due in part to increased competition in both video game hardware and software and PC-based entertainment software. From the video game hardware perspective, in the second quarter of 1995, Sega Enterprises, Ltd. introduced the Saturn, a 32-bit CD-based video game console. In addition, the Company expects that Sony Corporation will begin sales of the Sony Playstation in the United States in September 1995.

Although the Jaguar is a 64-bit system and is competitively priced against the newer 32-bit systems as well as the older 16-bit systems, the Company believes that the numerous potential choices available in the video game market has created uncertainty in the minds of the consumers as to which platform to purchase. This contributed to slow sales in the second quarter of 1995.

In terms of increased competition from PC-based entertainment software, increasing numbers of game titles are available on a growing installed base of PC's. Recognizing this opportunity, the Company intends to publish PC entertainment titles. The first will be Tempest 2000, a top-selling game on Jaguar based on the classic Atari arcade hit, during the fourth quarter of 1995.

Finally, although the Jaguar and associated software is competitive in terms of price and performance, net sales for the Company has been hurt by the relatively small number of available titles for the Jaguar. The number of titles has the effect of (i) generating fewer sales of Jaguar software products; and (ii) generating less demand for Jaguar consoles, which in turn results in a smaller installed base to sell newly released titles. The software library for the Jaguar may not be sufficiently large to effectively compete with the PC- based entertainment software market, and with other video game platforms. As of July 31, 1995, there were 26 titles available for the Jaguar.

The Company is taking steps to ameliorate such factors where possible. The Company is working to ensure a steady flow of new titles for play on the Jaguar. Titles recently shipped to retail or expected to be ready for shipment to retail in the immediate future include the following:


              Title                   Format        Month Released
              Super Burnout           Cartridge     June 1995
              Flashback               Cartridge     July 1995
              White Men Can't Jump    Cartridge     July 1995
              Pinball Fantasies       Cartridge     July 1995
              Blue Lightning          CD            August 1995
              Vid Grid                CD            August 1995
              Ultra Vortek            Cartridge     August 1995
              FlipOut!                Cartridge     August 1995


The Company expects to release in August 1995 the Jaguar CD peripheral unit with a suggested retail price of $149.95 for use with the base Jaguar console. The CD peripheral has built into it the Virtual Light Machine, a multiple-band interactive light show which takes input from audio CDs and creates a ballet of light and special video effects on the TV screen. The game titles Blue Lightning, Virtual Light Machine, VidGrid, and a demonstration version of the leading software title Myst will be "bundled" with the CD unit along with an

Management Discussion and Analysis for the Second Quarter of 1995 Compared to the Second Quarter of 1994 (cont.)

audio CD of the soundtrack from the hit Jaguar game, Tempest 2000. The top-selling PC title, Myst, has been included in the CD bundle to demonstrate the superior graphics, sound and speed of Jaguar and its related CD peripheral unit. The graphics in Myst have been increased to 16-bit true color, up from 256 color on the existing PC version. Myst is scheduled to ship in the fall of 1995. The Company is developing additional titles for the Jaguar CD unit.

Gross Margin for the second quarter of 1995 was 34.6% of sales. Included in the gross margins for 1995 was royalty income of $.4 million or 13.3% of sales. Gross margin from product sales was 21.3% as compared to 15.2% for the second quarter of 1994. In general, low gross margins for both periods are a result of the limited software library available for the Jaguar, and the competitive price of the Jaguar hardware unit. The improvement in gross margin in 1995 is primarily a result of improvement in the availability of titles from the second quarter 1994 as compared to the second quarter of 1995.

Research and Development expenses for the second quarter of 1995 were $1.8 million as compared to $1.5 million for the same period of 1994. The increases in these expenses represent the Company's investment in software development and the CD peripheral. In addition to these expenses the Company capitalized an additional $2.0 million game software development costs. These expenditures are amortized based on the sales of the related software titles once the commercial shipment of titles has commenced.

Marketing and Distribution expenses for the 1995 quarter were $2.6 million as compared to $2.0 million for the second quarter of 1994. The Company is continuing its investment in advertising and promotion of Jaguar. The Company believes these investments are necessary to insure the long-term success of Jaguar. As a result of seasonality, a significant portion of sales are made during the fall. The company intends to invest heavily in promoting Jaguar and its related CD peripheral and software during the fall of 1995.

General and Administrative expense for the quarters ended 1995 and 1994 were $1.6 million. The Company maintains offices in Sunnyvale, California and Slough in the United Kingdom.

Other Income (Expense), net for the second quarter of 1995 was $0.6 million as compared to $0.2 million for the second quarter of 1994. During the second quarter of 1995, the Company sold a portion of its common stock holdings in Dixon Plc., a United Kingdom retailer, and realized a gain of approximately $0.5 million.

During the second quarter of 1994, the Company experienced a gain on exchange of $0.6 million as compared to a loss on exchange for the second quarter of 1995 of $8K. The gain was primarily attributable to favorable exchange rate changes
applied to its foreign assets.   The Company has significantly reduced its
exposed foreign asset position in 1995.

Interest Income for the second quarter of 1995 was $0.9 million as compared to $0.3 million for the 1994 period. The increase in interest income is primarily a result of increased cash balances during the period.

Interest expense for the second quarters of 1995 and 1994 were $0.6 million and represents interest expense associated with the Company's 5-1/4% Subordinated Convertible debentures.

For the second quarter 1995, the Company incurred a net loss of $4.0 million as compared to a net loss of $3.4 million in 1994.

Management Discussion Analysis For The First Six Months 1995 As Compared To The First Six Months For 1994

Net Sales for the first six months ended 1995 were $7.8 million as compared to $16.4 million for the same period of 1994. Sales of Jaguar represented 72% of sales for 1995 and 75% percent for 1994. The reduction in sales was in part a result of increased competition in the video game industry by the introduction in the U.S. of the Saturn from Sega and the impending introduction in the U.S. of the Sony Playstation in September of 1995. The suggested retail price for the Saturn package is $399, and the suggested retail price for the Playstation is expected to be $299. As a result the Company believes that the Jaguar which is priced at $159.95, is competitive in terms of price and performance. The second factor in the reduction in sales was a limited number of titles available for the Jaguar, which resulted in lower Net Sales for Jaguar software products, and a lower installed base of Jaguar consoles.

Gross Margin for the first six months of 1995 was 26.7% percent of sales. Included in the gross margin for the first six months of 1995 was royalty income of $.7 million or 9.3% of sales. Gross margin from product sales was 17.4% of sales as compared to 16% of sales for the same period of 1994. The low gross margins in both periods reflect a limited software library for Jaguar coupled with Jaguar being competitively priced. The improvement in gross margin in 1995 over that of 1994 is a result of increases in the software library.

Research and Development expenses for the first six months were $3.6 million as
compared to $2.8 million for the 1994 period.   These expenses coupled with
capitalized Game Development Cost reflect the Company's commitment to the development of Jaguar console, game software and related CD peripherals.

Marketing and Distribution expenses were $5.2 million for the first six months of 1995 as compared to $3.7 million for the 1994 period. The increase reflects higher advertising and promotion expenses for the Jaguar. The Company believes these types of expenses are necessary for the long-term success of Jaguar.

General and Administrative expenses for the first six months of 1995 and 1994 were $3.4 million. These amounts reflect the benefits of the Company's consolidations around the world. The Company maintains operations in Sunnyvale, California and Slough in the United Kingdom.

Other Income (Expense), net for the six months ended 1995 was $1.0 million as compared to $2.6 million in 1994. In 1994, the Company settled certain patent litigation and received $2.2 million. For 1995, the Company realized a gain from the sale of a portion of its holdings in Dixon Plc. a U.K. retailer, in the amount of $0.6 million.

In 1994, the Company experienced a gain on exchange of $0.9 million as compared to an exchange loss of $3K in 1995. The Company has significantly reduced its exposure in foreign currency assets and therefore is less subject to fluctuations in exchange.

Interest Income for 1995 was $1.8 million as compared to $0.7 million for 1994. The increased interest income is attributable to significantly higher cash balances during the first half of 1995 as compared to 1994.

Interest Expense for the first six months of both periods were $1.2 million and is a result of the Company's 5-1/4% subordinated debentures.

As a result of the above, the Company incurred a Net Loss for 1995 of $8.4 million as compared to $4.3 million for the same period of 1994.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company had cash and marketable securities balances totaling $59.0 million as compared to $81.0 million as of December 31, 1994.

For the first six months of 1995, the Company used $20.2 million for operations. The use of cash was substantially attributable to the Net Loss of $8.4 million and an increase in Jaguar inventory of $7.1 million and a reduction of accrued liabilities relating to the payment of interest of $2.2 million relating to the Company's debentures.

A major portion of the Company's investing activities relates to the development of game software for the Jaguar. For the first six months, the Company invested $4.3 million in these types of activities. The Company has approximately 75 game titles in development. The Company expects to publish most of these titles during 1995 and the first half of 1996. In addition, during six months ended 1995, the Company sold a portion of its holdings of Dixon Plc., a U.K. retailer, and recorded a gain on these transactions of $0.6 million and transferred to cash $ 2.5 million.

In the first quarter of 1995, the Company repurchased a portion of its 5-1/4% convertible subordinated debentures and reduced its debt obligations by $0.1 million, resulting in a gain of $47K.

                                   PART II
                             OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

        During the period covered by this Form 10-Q, the following proceedings have been terminated:

        * Civil Action brought in the Superior Court of the State of California in and for the County of Santa Clara by Magnetics Electronics, Ltd., a subsidiary of Termbray Industries International (Holding) Ltd., a former manufacturing subcontractor, in June 1993 seeking damages in the amount of $3.4 million plus interest, for alleged breach of contract. On July 18, 1995 the parties agreed to settle the above-described matter. The Company believes that the settlement will have no material adverse effect on the Company's consolidated financial condition or results of operations.

        * Civil action brought in the United States District Court for the Northern District of California by Light Impressions, Inc. and Stephen
          P. McGrew in September 1986 alleging restraint of trade. On June 6, 1995 the parties agreed to settle the above-described matter. The Company believes that the settlement will have no material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of Atari Corporation was held on June 5, 1995. There were two matters which were voted on at the meeting:

	1.	Election of Directors
	2.	Ratification of Auditors

        With respect to the election of directors, the following directors were elected with the following vote tabulation:

	Name			For	          Withheld
        --------------------------------------------------
        Jack Tramiel            54,357,526          89,133
        Sam Tramiel             54,357,526          89,133
        August J. Liguori       54,358,026          88,633
        Mike Rosenberg          54,358,306          88,353
        Leonard Schreiber       54,357,525          89,134

        With respect to the ratification of the auditors, Deloitte & Touche L.O.P. was ratified as auditors of the Company. The vote was as follows:

        For               54,373,146
	Against		      25,125
	Abstain		      47,688

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits		-	None
	(b)	Reports on Form 8-K	-	None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED HEREBY.


                                                    ATARI CORPORATION
                                          -----------------------------------
                                                       (Registrant)



DATE:  August 14, 1995
                                     By          /S/ August J. Liguori

                                                   AUGUST J. LIGUORI
                                                Vice President, Finance
                                                (Duly authorized Officer
                                                Chief Financial Officer,
                                                Chief Accounting Officer)