Form 10-K405
period 1995-12-31
ATARI CORP
filed 1996-04-12
CIK 802019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                         OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ------------------------ TO
   ------------------------
COMMISSION FILE NUMBER 1-9281

                               ATARI CORPORATION
                                  (Registrant)

                    NEVADA                                       77-0034553
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)
           455 SOUTH MATHILDA AVENUE
                 SUNNYVALE, CA                                      94086
   (Address of principal executive offices)                      (Zip Code)

                           Telephone: (408) 328-0900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock (par value $.01)
                   5 1/4% Convertible Subordinated Debentures

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of its Common Stock on April 4, 1996 on the American Stock Exchange was approximately $69.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded and such persons may under certain circumstances be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

     Common Stock (par value $.01) of Registrant outstanding at April 4, 1996 -- 63,727,318 shares.

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

     This Annual Report on Form 10-K contains registered and other trademarks and tradenames of Atari and other companies.

PROPOSED MERGER WITH JT STORAGE, INC.

     On February 12, 1996, Atari Corporation ("Atari" or the "Company") entered into a merger agreement with JT Storage, Inc. ("JTS") providing for the merger of the Company and JTS (the "Merger"). On April 8, 1996, the merger agreement was amended and restated. As a result of the Merger, Atari would be merged with and into JTS, and each outstanding share of Atari Common Stock would be exchanged and converted into one share of JTS Common Stock. JTS was incorporated on February 3, 1994 to develop, market and manufacture hard disk drives. The Merger must be approved by the stockholders of Atari and JTS and is subject to certain other conditions. The Merger is expected to close late in the second quarter of calendar year 1996.

     In connection with the Merger, on February 13, 1996, Atari loaned $25.0 million to JTS pursuant to a Subordinated Secured Convertible Promissory Note (the "Note") which is secured by substantially all of the assets of JTS. Interest accrues on the unpaid principal amount of the Note at the rate of 8.5% per annum. The Note provides that JTS shall repay the outstanding principal and interest under the Note on September 30, 1996 if the Merger has not occurred prior to such time. In the event that the Merger Agreement is terminated, either party may, under certain conditions, elect to convert the outstanding indebtedness under the Note into shares of JTS Series A Preferred Stock. The
Note is expressly subordinated to outstanding indebtedness in connection with JTS' primary bank loan agreement, up to an amount of $5.0 million at any given time.

     Based on the number of shares of outstanding Atari Common Stock, JTS Common Stock and JTS Series A Preferred Stock as of April 5, 1996, immediately after consummation of the Merger, a total of 102,628,429 shares of JTS Common Stock would be issued and outstanding, of which 63,727,318 shares, or 62%, would represent shares issued in the Merger upon conversion of Atari Common Stock.

     Upon the closing of the Merger, it is expected that the directors of JTS will be Sirjang L. Tandon, David T. Mitchell, Alain L. Azan, Jean D. Deleage, Roger W. Johnson, Lip-Bu Tan, Jack Tramiel and Michael Rosenberg. Messrs. Tandon, Mitchell, Azan, Deleage, Johnson and Tan are currently directors of JTS, and Messrs. Tramiel and Rosenberg are currently directors of Atari. The executive officers of JTS immediately prior to the Merger are expected to be the executive officers of JTS after the Merger. The parties have also agreed that Jack Tramiel or a person designated by Jack Tramiel shall be a member of each committee of the JTS Board of Directors after the Merger.

                                    BUSINESS

     Atari was incorporated under the laws of Nevada in May 1984. From 1984 to 1992, Atari designed, manufactured and marketed proprietary personal computers and video games and related software. Over the past several years, Atari has undergone significant change. In 1992 and 1993, Atari significantly downsized operations, decided to exit the computer business and focused on its video game business. As a result, revenues from computer products as a percentage of total revenues declined from 67% in 1993 to 16% in 1994 and 12% in 1995, while sales of entertainment systems and related software and peripheral products and the receipt of royalties represented the balance of revenues in each such year. These actions resulted in significant restructuring charges for closed operations and write-downs of computer and certain video game inventories in 1992 and 1993.

     While restructuring, Atari developed its 64-bit Jaguar interactive multimedia entertainment system, which was introduced in selected markets in the fourth quarter of 1993. For 1995 and 1994, total sales of Jaguar and related products were $9.9 million and $29.3 million, respectively, and represented 68% and 76% of Atari's net revenues, respectively. These Jaguar sales were substantially below Atari's expectations, and Atari's business and financial results were materially adversely affected in 1995 as Atari continued to invest heavily in Jaguar game development, entered into arrangements to publish certain licensed titles and reduced the retail price for its Jaguar console unit. Atari attributes the poor performance of Jaguar to a number of factors including (i) extensive delays in development of software for the Jaguar which resulted in reduced orders due to consumer concern as to when titles for the platform would be released and how many titles would ultimately be available, and (ii) the introduction of competing products by Sega and Sony in May 1995 and September 1995, respectively. Atari presently has a substantial unsold inventory of Jaguar and related products and there can be no assurance that such inventory can be sold at current prices.

     By late 1995, Atari recognized that despite the significant commitment of financial resources that were devoted to the Jaguar and related products, it was unlikely that Jaguar would ever become a broadly accepted video game console or that Jaguar technology would be broadly adopted by software title developers. As a result, Atari decided to significantly downsize its Jaguar operations. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Accordingly, Atari decided to focus its efforts on selling its inventory of Jaguar and related products and to emphasize its existing licensing and development activities related to multimedia entertainment software for various platforms.

PRODUCTS

     Atari's principal products are described below:

     Jaguar Entertainment System. Atari introduced its 64-bit Jaguar interactive multimedia entertainment system in late November 1993 into selected markets. During 1994, Atari rolled out a nationwide program and commenced initial shipments into Europe. From its launch through the end of 1994, Jaguar's suggested retail price was $249.99. As a result of competition and cost reductions, during the first quarter of 1995, Atari reduced the retail price of Jaguar to $149.99. The current retail price of Jaguar is $99.99. Despite its substantially lower retail price, sales of Jaguar continue to be disappointing, and Atari is test marketing different price points and software bundles for the Jaguar in an attempt to sell its substantial inventory of such product.

     The Jaguar is a 64-bit interactive multimedia system that incorporates two proprietary chips developed by Atari which are specialized for multimedia entertainment. The proprietary chips include four processors (graphics processing unit, object processor, blitter and digital signal processor) and a standard Motorola 68000 microprocessor. The computational speed of the system is approximately 44 MIPS and the bus bandwidth is 106.4 megabytes per second. The video features include 24-bit graphics with up to 16.8 million colors and a 3-D engine which can render 3-D shaded or texture mapped polygons in real time. The sound system is based on a high-speed custom digital signal processor dedicated to audio. The audio is 16-bit compact disk ("CD") quality from cartridge-based software, and can be processed from simultaneous sources of audio data. This allows for very realistic sounds in the software, including human voices. Through the use of a compression technology customized by Atari (called "JAGPEG"), software developers can compress data to the point that a 100-megabit game can fit into a 16-megabit ROM cartridge. This allows for more exciting experiences both visually and in game play due to the vast amount of data available.

     Jaguar Software Titles. From 1994 through 1995, Atari developed titles for the Jaguar primarily under contract with third party software developers. To date, Atari has published approximately 45 software titles for the Jaguar. These titles include an array of licensed and nonlicensed titles, some of which utilize 3-D graphics, high speed animation, 16.8 million colors, full motion video, motion capture techniques and 16-bit stereo sound. Atari's software library includes titles which are cartridge based (ROM chips) and CD based. Since 1995, the development of titles for Jaguar has been curtailed substantially and Atari is currently developing a very limited number of titles which it expects to publish in either cartridge or CD format. In addition to Atari's software development efforts, in 1994 and 1995 Atari licensed independent software vendors ("ISVs") to develop and publish titles for the Jaguar. Atari is not aware of any current development of Jaguar titles by ISVs and does not expect any such development in the foreseeable future.

     Jaguar Peripherals. Atari offers a CD-ROM peripheral for the Jaguar that enables software end users to have full motion video clips and more complex games than are available on cartridges. Publishers can take advantage of lower media cost and quicker turnaround on orders with CD-ROM software as compared to a ROM cartridge. The CD-ROM peripheral is a double speed player that can play Jaguar video games, regular audio CD's and CD + G (graphics). The suggested retail price of the CD-ROM peripheral is $149.99. The success of the CD-ROM peripheral is substantially dependent on the size of the installed base of cartridge-based Jaguar consoles.

     PC Software. As a result of Atari's investment in game design, art and programming for its Jaguar software, Atari has ported certain of its Jaguar titles to the IBM PC compatible platform. Atari intends to publish and/or license these titles in 1996. In this regard, Atari commenced shipment of the PC CD-ROM version of Tempest 2000 in Europe during the first quarter of 1996.

     Library of Titles. In 1996, Atari plans to increase its efforts to license titles from its game library to third party publishers. Atari has over 100 titles in its game library, including the following:

Asteroids         Combat               Iron Soldier         RealSport Baseball      Tempest
Battlezone        Crystal Castles      Major Havoc          RealSport Football      Warbird
Bentley Bear      Earthworld           Millipede            Space War               Warlords
Breakout          Food Fight           Missile Command      Star Raiders            Yar's Revenge
Centipede                              Pong

COMPETITION

     The video game business is intensely competitive. Since its introduction in late 1993, Jaguar has failed to achieve broad market acceptance. Atari does not expect that Jaguar, even at its substantially reduced price, will ever become a broadly accepted video game console, or that Jaguar technology will be broadly adopted by software title developers. The video game industry is also characterized by unpredictable and rapid shifts in the popularity of certain platforms, by severe price competition, and by frequent new technology and product introductions. In this regard, numerous companies have introduced or have developed and are expected to introduce video game consoles that are or may become competitive with Jaguar. In addition, an increasing number of entertainment titles are being developed for or ported to the PC platform. Most of Atari's competitors have greater experience and expertise in 3D graphics and multimedia technology and have substantially greater engineering, marketing and financial resources than Atari. Jaguar presently competes with products offered by the following companies:

     - Nintendo commenced development, in collaboration with Silicon Graphics, Inc., of the Nintendo 64 player, expected to be released in Autumn 1996 in the United States. Nintendo also sells the 16 bit Super NES at a retail price of $99.95.

     - Sega commenced shipment of the Sega Saturn in the United States in May 1995 with a current retail price of $299.00. Sega also sells the 16 bit Genesis at a retail price of $99.95.

     - Sony released the Sony PlayStation in the United States in late 1995 with a current retail price of $299.00.

     - The 3DO Company licenses the 3DO Interactive Multiplayer System console architecture for retail sale worldwide.

MARKETING AND DISTRIBUTION

     Atari distributes its products domestically through various independent channels. Jaguar is sold primarily through national retailers, consumer electronic specialty stores and distributors of electronic products. European sales are conducted from Atari's European headquarters in London, U.K. Jaguar and Atari's PC titles are sold in European markets through substantially the same channels of distribution as those in the United States. Net sales outside North America for fiscal years 1995, 1994 and 1993 constituted approximately 44%, 40% and 75%, respectively, of total net revenues. No single customer accounted for 10% or more of total net revenues for the years ended December 31, 1995, 1994 or 1993.

RESEARCH AND DEVELOPMENT

     Most of Atari's products, including Jaguar, were developed by its internal engineering and software groups as well as independent software developers under contract with Atari. Atari's research and development expenses totaled $5.4 million, $5.8 million and $4.9 million in 1995, 1994, and 1993, respectively. Atari has significantly downsized its research and development efforts and currently has five employees dedicated to such efforts. As a result, Atari expects its research and development expenses to decline substantially in 1996.*

     Atari's current development efforts are dedicated to developing a limited number of Jaguar software titles and porting certain existing Jaguar titles to the PC platform. As part of this development process, Atari has agreements with third parties to develop and/or license properties. Under these agreements, Atari will make payments to these parties as either development fees and/or advance royalties, and is obligated to make certain minimum royalty guarantees on future sales. There can be no assurance that all payments for development fees and/or advance royalties will be recoverable through future sales of products.

MANUFACTURING

     Atari has placed no manufacturing orders for the Jaguar console since mid-1995. Based on current and expected sales and inventory levels, Atari does not intend to pursue additional Jaguar manufacturing. The Jaguar console unit was assembled in the United States by a third-party subcontractor under a manufacturing arrangement. The agreement may be canceled by either party with 90 days' notice. Jaguar software products and accessories are manufactured by several suppliers and are assembled by subcontractors. Atari believes that it could readily replace these sources of supply and assembly, if necessary.

INTELLECTUAL PROPERTY RIGHTS

     Atari has exclusive use of its "Atari" name and "Fuji" logo in all areas other than coin-operated arcade video game use. Atari also has a portfolio of other intellectual properties including patents, trademarks, and copyrights associated with its video game and computer businesses. Atari believes its patents, trademarks and other intellectual property are important assets. As of December 31, 1995, Atari held over 150 patents in the United States and other jurisdictions which expire from 1996 to 2010 and had applications pending for three additional patents. There can be no assurance that any of these patent rights will be upheld in the future or that Atari will be able to preserve any of its other intellectual property rights. Atari has in the past received communications from third parties asserting rights to certain of its intellectual property. Atari has also been involved in several major lawsuits regarding its intellectual property, including a suit with Nintendo which was

- ---------------

* This statement is a forward-looking statement reflecting current expectations. Actual results could differ materially from those projected in the forward-looking statement due to numerous factors, including the risk related factors set forth herein.

settled in March 1994 and a suit with Sega which was settled in September 1994. In the event any third party were to make a valid claim with respect to Atari's intellectual property and a license were not available on commercially reasonable terms, Atari's business, financial condition and results of operations would be materially and adversely affected. Litigation, which has in the past and could in the future result in substantial costs and diversion of resources, may also be necessary to enforce Atari's patents or other intellectual property rights or to defend against third-party infringement claims. The occurrence of litigation relating to patent infringement or other intellectual property matters, regardless of the outcome, could have a material adverse effect on Atari's business, financial condition and results of operations.

BACKLOG

     Orders are usually placed by purchasers on an as-needed basis, are sometimes cancelable before shipment, and are usually filled from inventory shortly after receipt. Atari currently has a substantial inventory of finished products and product components for which there are no orders. Although Atari is taking steps to realize revenue from such inventory, Atari recognized substantial inventory write-downs in 1995 and there can be no assurance that substantial additional write-downs will not be required.

EMPLOYEES

     Due to disappointing sales of Jaguar and related products, Atari reduced its workforce from 101 persons at December 31, 1994 to 73 persons at December 31, 1995 and 31 persons at March 31, 1996. Atari does not presently anticipate any further reductions in its workforce. As of March 31, 1996, Atari had approximately 25 employees in the U.S., including five in engineering and product development, 12 in marketing, sales and distribution, two in purchasing and six in general administration and management. In addition, Atari had six employees outside the United States at March 31, 1996. None of the employees are represented by a labor union. Atari considers its employee relations to be good.

ITEM 2.  PROPERTIES

     Atari leases its 7,200 square feet headquarters facility in Sunnyvale, California under a lease which expires in 2001. Atari also leases a 33,600 square feet international sales facility in Slough, England and a 19,400 square feet vacant facility in Viannen, Holland. Atari also holds certain properties in Southern California and Texas for sale. Some of these properties are currently being leased by Atari. These properties are reported as real estate held for sale in the Consolidated Financial Statements. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     Atari is a defendant in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara by Citizen America Corporation, a former supplier, in February 1994 seeking damages of approximately $900,000 for alleged breach of contract and related claims. Atari believes this action will have no material adverse effect on its business, financial condition or results of operations.*

     Atari is a defendant and counter claimant in a civil action for alleged breach of contract brought in U.S. District Court for the Northern District of New York, case number 95 Civ. 1945, by Tradewell, Inc., a New York corporation, seeking specific performance for release of goods having a value of $1.6 million. Atari has counterclaimed seeking specific performance for the purchase of media or, alternatively, damages in the amount of $3.3 million. As a result of a partial settlement, Atari now seeks damages of approximately $1.3 million. Atari believes this action will have no material adverse effect on its business, financial condition or results of operations.*

- ---------------

* This statement is a forward-looking statement reflecting current expectations. Actual results could differ materially from those projected in the forward-looking statement due to numerous factors, including the risk related factors set forth herein.

     Atari is a plaintiff in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara brought against Phillips Laser Magnetic Storage ("Phillips") for breach of contract and breach of implied covenant of good faith and fair dealing arising out of Phillips' failure to deliver goods to Atari. Atari has been advised that Phillips intends to file an unspecified counterclaim. Atari believes this action will have no material adverse effect on its business, financial condition or results of operations.*

     Atari is a plaintiff in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara and removed to the United States District Court, Northern District of California brought against Probe Entertainment Limited and Acclaim Entertainment for breach of contract and related claims. Counterclaims have been filed against Atari for alleged breach of contract. Atari believes this action will have no material adverse effect on its business, financial condition or results of operations.*

     Atari is not aware of any other pending legal proceedings against Atari and its consolidated subsidiaries other than routine litigation incidental to their normal business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Atari's Common Stock has traded on the American Stock Exchange under the symbol "ATC" since November 7, 1986. As of the close of business on April 5, 1996, 63,727,318 shares of Atari Common Stock were outstanding and no shares of Preferred Stock were outstanding. As of that date, there were approximately 2,800 stockholders of record of Atari Common Stock. The following table sets forth the high and low sale prices of Atari's Common Stock for the periods indicated as reported on the consolidated transaction system.

                                                                       HIGH         LOW
                                                                       ----         ----
    FISCAL YEAR 1996
      First Quarter..................................................  $ 4  1/8      $1 5/8
    FISCAL YEAR 1995
      Fourth Quarter.................................................  $ 3 5/16      $1 1/8
      Third Quarter..................................................    3  5/8       29/16
      Second Quarter.................................................    3  1/8       2 1/2
      First Quarter..................................................    4  1/4       2 3/4
    FISCAL YEAR 1994
      Fourth Quarter.................................................  $ 7  3/8      $39/16
      Third Quarter..................................................    7  3/4       2 7/8
      Second Quarter.................................................    6  5/8       2 7/8
      First Quarter..................................................    8  1/8       5 5/8

     Atari has never paid cash dividends on its Common Stock and does not anticipate a change in this practice in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of Atari have been derived from the historical consolidated financial statements of Atari, included elsewhere herein, with the exception of the Consolidated Statement of Operations Data prior to fiscal 1993 and the Consolidated Balance Sheet Data prior to December 31, 1994 which were derived from historical consolidated financial statements not included herein. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data:
  Total revenues........................  $ 14,626    $ 38,748    $ 29,108    $127,340    $257,992
  Operating loss........................   (53,665)    (24,047)    (47,499)    (79,008)    (18,683)
  Income (loss) from continuing
     operations(1)......................   (50,158)      9,394     (48,866)    (82,719)     23,659
  Income (loss) before extraordinary
     credit.............................   (50,158)      9,394     (48,866)    (73,719)     23,659
  Net income (loss).....................   (49,576)      9,394     (48,866)    (73,615)     25,619
Per common share data:
  Income (loss) from continuing
     operations.........................  $  (0.79)   $   0.16    $  (0.85)   $  (1.44)   $   0.41
  Income (loss) before extraordinary
     credit.............................     (0.79)       0.16       (0.85)      (1.29)       0.41
  Net income (loss).....................     (0.78)       0.16       (0.85)      (1.28)       0.44

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
                                                               (IN THOUSANDS)
Consolidated Balance Sheet Data:
  Current assets........................  $ 65,126    $113,188    $ 51,388    $109,551    $239,296
  Working capital.......................    55,084      92,670      33,896      75,563     159,831
  Total assets..........................    77,569     131,042      74,833     138,508     253,486
  Current liabilities...................    10,042      20,518      17,492      33,988      79,465
  Long-term obligations.................    42,354      43,454      52,987      53,937      48,492
  Shareholder's equity..................    25,173      67,070       4,354      50,583     125,529

- ---------------
(1) Includes a gain from the settlement of patent litigation of $32.1 million in 1994 and a gain from the sale of a Taiwan manufacturing facility of $40.9 million in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including the risk related factors set forth herein.

     Over the past several years, Atari has undergone significant change. In 1992 and 1993, Atari significantly downsized operations, decided to exit the computer business and focused on its video game business. As a result, revenues from computer products as a percentage of total revenues declined from 67% in 1993 to 16% in 1994 and 12% in 1995, while sales of entertainment systems and related software and peripheral products and the receipt of royalties represented the balance of revenues in each such year. These actions resulted in significant restructuring charges for closed operations and write-downs of computer and certain video game inventories in 1992 and 1993.

     While restructuring, Atari developed its 64-bit Jaguar interactive multimedia entertainment system, which was introduced in selected markets in the fourth quarter of 1993. For 1995 and 1994, total sales of Jaguar and related products were $9.9 million and $29.3 million, respectively, and represented 68% and 76% of Atari's net revenues, respectively. These Jaguar sales were substantially below Atari's expectations, and Atari's business and financial results were materially adversely affected in 1995 as Atari continued to invest heavily in Jaguar game development, entered into arrangements to publish certain licensed titles and reduced the retail price for its Jaguar console unit. Atari attributes the poor performance of Jaguar to a number of factors including (i) extensive delays in development of software for the Jaguar which resulted in reduced orders due to consumer concern as to when titles for the platform would be released and how many titles would ultimately be available, and (ii) the introduction of competing products by Sega and Sony in May 1995 and September 1995, respectively. Atari presently has a substantial unsold inventory of Jaguar and related products and there can be no assurance that such inventory can be sold at current prices.

     By late 1995, Atari recognized that despite the significant commitment of financial resources that were devoted to the Jaguar and related products, it was unlikely that Jaguar would ever become a broadly accepted video game console or that Jaguar technology would be broadly adopted by software title developers. As a result, Atari decided to significantly downsize its Jaguar operations. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Accordingly, Atari decided to focus its efforts on selling its inventory of Jaguar and related products and to emphasize its existing licensing and development activities related to multimedia entertainment software for various platforms.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total revenues for 1995 were $14.6 million compared to $38.7 million for 1994. Sales of Jaguar and related products represented 68% and 76% of total revenues for 1995 and 1994, respectively, and sales of other products and royalties represented the balance of revenues in each such year. The reduction in revenues was primarily the result of lower unit volumes of Jaguar products and lower average selling prices of Jaguar and certain of its software titles. In the first quarter of 1995, Atari reduced the suggested retail price of Jaguar from its original price of $249.99 to $149.99. The current suggested retail price of Jaguar is $99.99. As a result of the Jaguar price reductions, the substantial curtailment of sales and marketing activities for Jaguar and the substantial curtailment of efforts by Atari and independent software developers to develop additional software titles for Jaguar, Atari expects sales of Jaguar and related products to decline substantially in 1996 and thereafter.*

- ---------------

* This statement is a forward-looking statement reflecting current expectations. Actual results could differ materially from those projected in the forward-looking statement due to numerous factors, including the risk related factors set forth herein.

     Cost of revenues for 1995 was $44.2 million compared to $35.2 million for 1994. Included in cost of revenues for 1995 were accelerated amortization and write-offs of capitalized game software development costs of $16.6 million and inventory write-downs of $12.6 million primarily relating to Jaguar products. As a result of these charges and lower selling prices for Jaguar products and provisions for returns and allowances and price protection, gross margin for the year was a loss of $29.6 million. For 1994, gross margin was $3.5 million, or 9.2% of revenues. Included in cost of revenues for 1994 were write-downs of inventory of $3.6 million and amortization and the write-off of capitalized game software development costs of $1.5 million. From the introduction of Jaguar in late 1993 through the end of 1995, Atari sold approximately 125,000 units of Jaguar. As of December 31, 1995, Atari had approximately 100,000 units of Jaguar in inventory and the value of Jaguar inventory and related software was approximately $9.9 million. Due to disappointing sales of Jaguar and increased competition from products introduced by Sega and Sony, Atari reduced the suggested retail price of Jaguar to $99.99 and recorded an inventory write-down of $12.6 million in 1995. There can be no assurance that Atari's substantial unsold inventory of Jaguar and related software can be sold at current or reduced prices, if at all. In addition, any further decrease in the value of such inventory could result in substantial additional inventory write-downs by Atari.

     Research and development expenses for 1995 were $5.4 million compared to $5.8 million for 1994. During 1995 and 1994, a significant number of Atari employees and consultants were devoted to developing hardware and software for the Jaguar, and Atari contracted with third-party software developers to develop Jaguar software titles. As a result of Jaguar's poor sales performance, in the third and fourth quarters of 1995, Atari accelerated its amortization of contracted software development which resulted in charges in those quarters of $6.0 million and $10.6 million, respectively. At December 31, 1995 and 1994, Atari had capitalized software development costs of $758,000 and $5.1 million, respectively. In the fourth quarter of 1995, Atari eliminated its internal Jaguar development teams and other development staff as titles for Jaguar were completed. As a result, Atari expects research and development expenses will be substantially lower for the foreseeable future.*

     Marketing and distribution expenses for 1995 were $12.7 million compared to $14.7 million for 1994. Such costs included television and print media, promotions and other activities to promote Jaguar. Due to the substantial curtailment of the Jaguar marketing program, Atari expects these expenses will be substantially lower for the foreseeable future.*

     General and administrative expenses for 1995 were $5.9 million compared to $7.2 million for 1994. The decrease in such expenses was primarily a result of staff reductions, reduced legal fees and other operating costs. Due to the substantial reduction in general and administrative personnel in 1995 and the first quarter of 1996, Atari expects these expenses will be substantially lower for the foreseeable future.*

     Atari experienced a gain on foreign currency exchange of $13,000 for 1995 compared to a gain of $1.2 million for 1994. These changes were a result of lower foreign asset exposure and a greater percentage of sales made in U.S. dollars which further reduced exposure to foreign currency transaction fluctuations.

     In 1994, Atari received $2.2 million in connection with the settlement of litigation between Atari, Atari Games Corporation and Nintendo. In 1994, Atari also reached an agreement with Sega, which resulted in a gain of $29.8 million, after contingent legal fees, and the sale of 4,705,883 shares of Atari Common Stock to Sega at $8.50 per share for an aggregate of $40.0 million.

     During 1995, Atari sold a portion of its holdings in Dixon PLC, a retailer in England, and realized a gain of $2.4 million, of which $1.8 million was realized in the fourth quarter of 1995. In the first quarter of 1996, Atari sold the remaining portion of its holdings and realized a gain of $6.1 million. The 1995 gain of $2.4 million together with other income items resulted in a total other income of $2.7 million compared to $484,000 for 1994.

- ---------------

* This statement is a forward-looking statement reflecting current expectations. Actual results could differ materially from those projected in the forward-looking statement due to numerous factors, including the risk related factors set forth herein.

     For each of 1995 and 1994, interest expense was approximately $2.3 million on the Atari Convertible Subordinated Debentures (the "Atari Debentures"). In 1995, Atari repurchased a portion of the Atari Debentures and realized a gain of $582,000. As of December 31, 1995, the outstanding balance of these debentures was $42.4 million.

     Interest income for 1995 and 1994 was $3.1 million and $2.0 million, respectively. The increase in interest income was primarily attributable to higher average cash balances in 1995.

     As a result of Atari's operating losses, there was no provision for income taxes in 1995. See Note 11 to the Consolidated Financial Statements.

     As a result of the factors discussed above, Atari reported a net loss for 1995 of $49.6 million compared to net income of $9.4 million in 1994.

     In connection with the restructuring of Atari's business in 1992 and 1993 and Atari's decision in late 1995 to significantly downsize its Jaguar operations, Atari has terminated and plans to terminate numerous contracts and business relationships, including several related to software development activities. The termination of contracts and relationships has, from time to time, resulted in litigation, diverting management and financial resources. There can be no assurance that the parties to such contracts will not commence or threaten to commence litigation related to such contracts. Any such litigation or threatened litigation would further divert management and financial resources and could have a material adverse effect on Atari's business, operating results and financial condition. In addition, Atari holds several properties for sale, some of which are currently being leased. The ownership and use of such properties subjects Atari to numerous risks, including risks of environmental and personal injury liabilities. Although Atari is attempting to sell certain of such properties, such sales are not expected to eliminate all the risks associated with Atari's ownership of such properties.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Total revenues for 1994 were $38.7 million compared to $29.1 million for 1993. The increased revenues were primarily a result of Atari's national rollout of the Jaguar and related products. Sales of Jaguar products represented 76% of revenues in 1994 compared to 13% of revenues in 1993. Jaguar was introduced in selected markets in late 1993, and approximately 100,000 units were sold by the end of 1994 at a suggested retail price of $249.99. Sales of Atari's proprietary personal computers and certain discontinued video game products represented 24% of revenues for 1994 compared to 87% of revenues for 1993.

     Gross margin for 1994 was $3.5 million, or 9.2% of revenues, compared to a gross loss of $13.7 million for 1993. Included in cost of revenues are inventory write-downs of $3.6 million and $18.1 million for 1994 and 1993, respectively, and a write-off of capitalized game software development costs of $804,000 in 1994. These write-downs of proprietary personal computers and video game products to estimated realizable values were made concurrently with the introduction and change in marketing focus to Jaguar products.

     Research and development expenses for 1994 were $5.8 million compared to $4.9 million for 1993. The increase resulted from increased expenditures for the Jaguar product line.

     Marketing and distribution expenses for 1994 were $14.7 million compared to $9.0 million for 1993. The increase in expenditures was primarily the result of the national rollout in 1994 of the Jaguar. Such costs included television and print media promotions and other activities.

     General and administrative expenses for 1994 were $7.2 million compared to $7.6 million for 1993. The marginally lower general and administrative expenses were primarily due to Atari's restructuring program in 1993. During 1993, Atari made provisions for restructuring totaling $12.4 million, which included closing many of Atari's operations in Europe, Asia and Australia, including, but not limited to, severance payments, rental commitments and other closure costs.

     For 1994, Atari experienced a gain on foreign currency exchange of $1.2 million compared to a loss on exchange of $2.2 million in 1993. This change was a result of fluctuation in exchange rates, a lower foreign asset exposure and a greater percentage of sales made in U.S. dollars, thereby further reducing exposure to foreign currency transaction fluctuations.

     For each of 1994 and 1993, interest expense was approximately $2.3 million on the Atari Debentures.

     Atari utilized net operating loss carryforwards and, as a result, there was no provision for income taxes in 1994.

     As a result of the factors discussed above, Atari reported net income for 1994 of $9.4 million compared to a net loss of $48.9 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, Atari held cash and marketable securities of $50.6 million compared to $81.0 million at December 31, 1994. The decrease in cash and marketable securities was primarily the result of operating losses incurred during 1995.

     During 1995, Atari sold a portion of its holding in Dixon PLC., a U.K. retailer, and realized a gain on the sale of these securities in the amount of $2.4 million. In the first quarter of 1996, Atari sold its remaining interest in Dixon PLC. and realized a gain of $6.1 million. As of December 31, 1995, Atari's balance sheet reflected an unrealized gain on marketable securities of $7.1 million.

     In February 1996, Atari loaned $25.0 million to JTS in connection with the Merger. The loan is due to be repaid by JTS in September 1996 and is secured by substantially all of the assets of JTS. Atari's security interest in such assets is junior to existing security interests in favor of a bank and certain equipment lessors. In the event the Merger is not consummated, there can be no assurance that Atari's security interest in such assets will adequately protect Atari in the event JTS is unable to repay the loan. In addition, the loan is convertible into shares of JTS Series A Preferred Stock at the option of Atari or JTS upon the occurrence of certain conditions, including a breach of the Merger Agreement by the other party. In the event such conversion occurs, Atari would hold a significant percentage of JTS' outstanding equity securities and would be subject to the numerous risks associated with JTS' business. There can be no assurance that such securities would be freely tradeable at the time of conversion, if ever.

     As of December 31, 1995, Atari had $42.4 million of its 5 1/4% convertible subordinated debentures due April 29, 2002 outstanding. The market value of the Atari Debentures was approximately $20.0 million at December 31, 1995. The Atari Debentures may be redeemed at Atari's option, upon payment of a premium. The debentures, at the option of the holders, are convertible into Atari Common Stock at $16.3125 per share. A default with respect to other indebtedness of Atari in an aggregate amount exceeding $5 million would result in an event of default whereby the Atari Debentures would be due and payable immediately.

     Atari believes its existing cash balances are sufficient to meet its requirements at least through 1996.*

- ---------------

* This statement is a forward-looking statement reflecting current expectations. Actual results could differ materially from those projected in the forward-looking statement due to numerous factors, including the risk related factors set forth herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ATARI CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                     PAGES IN
                                                                                    THIS REPORT
                                                                                    -----------
Consolidated Financial Statements:
  Independent Auditors' Report....................................................       13
  Consolidated Balance Sheets at December 31, 1995 and 1994.......................       14
  Consolidated Statements of Operations for the Years Ended December 31, 1995,
     1994 and 1993................................................................       15
  Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
     1995, 1994 and 1993..........................................................       16
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
     1994 and 1993................................................................       17
  Notes to Consolidated Financial Statements......................................       18
Financial Statement Schedule:
  II  Valuation and Qualifying Accounts...........................................       33

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Atari Corporation:

We have audited the accompanying consolidated balance sheets of Atari Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atari Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
March 1, 1996

(April 8, 1996 as to Note 16)

                               ATARI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
                                            ASSETS
CURRENT ASSETS:
  Cash and equivalents (including $700 and $4,450 held as restricted
     balances in 1995 and 1994)......................................  $  28,941     $  22,592
  Marketable securities..............................................     21,649        58,432
  Accounts receivable (less allowances for returns and doubtful accounts:
     1995, $4,221; 1994, $1,957).....................................      2,468         9,262
  Inventories........................................................     10,934        18,185
  Other current assets...............................................      1,134         4,717
                                                                       ---------     ---------
          Total current assets.......................................     65,126       113,188
GAME SOFTWARE DEVELOPMENT COSTS -- Net...............................        758         5,145
EQUIPMENT AND TOOLING -- Net.........................................        671         1,315
REAL ESTATE HELD FOR SALE............................................     10,468        10,741
OTHER ASSETS.........................................................        546           653
                                                                       ---------     ---------
          TOTAL......................................................  $  77,569     $ 131,042
                                                                       =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...................................................  $   4,954     $  15,341
  Accrued liabilities................................................      5,088         5,177
                                                                       ---------     ---------
          Total current liabilities..................................     10,042        20,518
                                                                       ---------     ---------
LONG-TERM OBLIGATIONS................................................     42,354        43,454
                                                                       ---------     ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value -- authorized, 10,000,000 shares;
     none outstanding................................................         --            --
  Common stock, $.01 par value -- authorized, 100,000,000 shares;
     outstanding: 1995, 63,687,118 shares; 1994, 63,648,535 shares...        637           636
  Additional paid-in capital.........................................    196,209       196,138
  Unrealized net gain on marketable securities.......................      7,088           542
  Accumulated translation adjustments................................       (663)       (1,724)
  Accumulated deficit................................................   (178,098)     (128,522)
                                                                       ---------     ---------
     Total shareholders' equity......................................     25,173        67,070
                                                                       ---------     ---------
          TOTAL......................................................  $  77,569     $ 131,042
                                                                       =========     =========

                See notes to consolidated financial statements.

                               ATARI CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
REVENUES...................................................  $ 14,626     $ 38,748     $ 29,108
COST AND EXPENSES:
  Cost of revenues.........................................    44,234       35,200       42,768
  Research and development.................................     5,410        5,775        4,876
  Marketing and distribution...............................    12,726       14,651        8,980
  General and administrative...............................     5,921        7,169        7,558
  Restructuring charges....................................        --           --       12,425
                                                             --------     --------     --------
          Total operating expenses.........................    68,291       62,795       76,607
                                                             --------     --------     --------
OPERATING LOSS.............................................   (53,665)     (24,047)     (47,499)
Settlements of patent litigation...........................        --       32,062           --
Exchange gain (loss).......................................        13        1,184       (2,234)
Other income...............................................     2,670          484          854
Interest income............................................     3,133        2,015        2,039
Interest expense...........................................    (2,309)      (2,304)      (2,290)
                                                             --------     --------     --------
          Income (loss) before income taxes................   (50,158)       9,394      (49,130)
Income tax credit..........................................        --           --          264
                                                             --------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT..................   (50,158)       9,394      (48,866)
Extraordinary credit -- gain on extinguishment of 5 1/4%
  convertible subordinated debentures......................       582           --           --
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $(49,576)    $  9,394     $(48,866)
                                                             ========     ========     ========
EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary credit................  $  (0.79)    $   0.16     $  (0.85)
  Net income (loss)........................................  $  (0.78)    $   0.16     $  (0.85)
  Number of shares used in computations....................    63,697       58,962       57,148

                See notes to consolidated financial statements.

                               ATARI CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             NOTES
                                                           RECEIVABLE                     UNREALIZED
                                                              FROM                         NET GAIN
                        COMMON STOCK        ADDITIONAL      SALE OF       ACCUMULATED         ON
                      -----------------      PAID-IN         COMMON       TRANSLATION     MARKETABLE     ACCUMULATED
                      SHARES     AMOUNT      CAPITAL         STOCK        ADJUSTMENTS     SECURITIES       DEFICIT        TOTAL
                      ------     ------     ----------     ----------     -----------     ----------     -----------     --------
BALANCES, JANUARY
  1, 1993..........   57,137      $571       $142,315         $(19)         $(3,234)        $   --        $ (89,050)     $ 50,583
Stock options
  exercised........       89         1            191                                                                         192
Common stock
  repurchased......      (11)                      (9)           9                                                             --
Collection of notes
  receivable.......                                              7                                                              7
Translation
  adjustments......                                                           2,438                                         2,438
Net loss...........                                                                                         (48,866)      (48,866)
                      ------      ----       --------         ----          -------         ------           ------      ---------
BALANCES, DECEMBER
  31, 1993.........   57,215       572        142,497           (3)            (796)            --         (137,916)        4,354
Sale of common
  stock............    6,277        63         53,270                                                                      53,333
Stock options
  exercised........      157         1            371                                                                         372
Collection of notes
  receivable.......                                              3                                                              3
Translation
  adjustments......                                                            (928)                                         (928)
Unrealized net gain
  on marketable
  securities.......                                                                            542                            542
Net income.........                                                                                           9,394         9,394
                      ------      ----       --------         ----          -------         ------           ------      ---------
BALANCES, DECEMBER
  31, 1994.........   63,649       636        196,138           --           (1,724)           542         (128,522)       67,070
Stock options
  exercised........       82         1            109                                                                         110
Stock
  repurchased......      (44)                     (38)                                                                        (38)
Translation
  adjustments......                                                           1,061                                         1,061
Unrealized net gain
  on marketable
  securities.......                                                                          6,546                          6,546
Net loss...........                                                                                         (49,576)      (49,576)
                      ------      ----       --------         ----          -------         ------           ------      ---------
BALANCES, DECEMBER
  31, 1995.........   63,687      $637       $196,209         $ --          $  (663)        $7,088        $(178,098)     $ 25,173
                      ======      ====       ========         ====          =======         ======           ======      =========

                See notes to consolidated financial statements.

                               ATARI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                               ----------------------------------
                                                                                                 1995         1994         1993
                                                                                               --------     --------     --------
OPERATING ACTIVITIES:
  Net income (loss)..........................................................................  $(49,576)    $  9,394     $(48,866)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Gain from extinguishment of 5 1/4% convertible subordinated debentures.....................      (582)          --           --
  Depreciation and amortization..............................................................     1,970        2,619          361
  Provision for production tooling...........................................................       300           --           --
  Provision for doubtful accounts............................................................        50          194          232
  Provision for sales returns and allowances.................................................     5,028        1,563          457
  Provision for restructuring................................................................        --           --       12,425
  Gain on sale of marketable securities......................................................    (2,377)          --         (324)
  Provision for inventory valuation..........................................................    12,640        5,362       18,100
  Utilization of advertising barter credits..................................................     3,179           --           --
  Write-off of game software development costs...............................................    16,578          804           --
  Changes in operating assets and liabilities:
    Accounts receivable......................................................................     1,637       (5,383)      16,863
    Inventories..............................................................................    (5,389)     (14,177)         951
    Other assets.............................................................................       395         (336)       3,178
    Accounts payable.........................................................................   (10,372)       3,763       (4,925)
    Accrued liabilities......................................................................       (42)        (660)     (15,881)
                                                                                               --------     --------     --------
  Net cash provided (used) by operations.....................................................   (26,561)       3,143      (17,429)
                                                                                               --------     --------     --------
INVESTING ACTIVITIES:
  Sales and maturities of marketable securities..............................................    55,703           --        2,525
  Purchase of marketable securities..........................................................    (9,997)     (50,000)          --
  Purchases of property, equipment and tooling...............................................      (782)      (1,207)        (663)
  Sale of property...........................................................................        29        7,543           --
  Game software development costs............................................................   (12,791)      (5,810)        (789)
  Other assets...............................................................................       107          482          541
                                                                                               --------     --------     --------
  Net cash provided (used) by investing activities...........................................    32,269      (48,992)       1,614
                                                                                               --------     --------     --------
FINANCING ACTIVITIES:
  5 1/4% convertible subordinated debentures extinguished....................................      (518)          --           --
  Repayments of borrowings...................................................................        --       (7,642)        (259)
  Issuance of common stock, net..............................................................        72       53,708          199
                                                                                               --------     --------     --------
  Net cash provided (used) by financing activities...........................................      (446)      46,066          (60)
                                                                                               --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS......................................     1,087         (684)        (356)
                                                                                               --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................................     6,349         (467)     (16,231)
CASH AND EQUIVALENTS:
  Beginning of year..........................................................................    22,592       23,059       39,290
                                                                                               --------     --------     --------
  End of year................................................................................  $ 28,941     $ 22,592     $ 23,059
                                                                                               ========     ========     ========
OTHER CASH FLOW INFORMATION:
  Interest paid..............................................................................  $  2,309     $  2,303     $  3,023
                                                                                               ========     ========     ========
  Income taxes refunded......................................................................  $     --     $   (426)    $   (225)
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of inventory for advertising services.............................................  $     --     $  3,179     $     --
                                                                                               ========     ========     ========
  Exchange of property for retirement of debt................................................  $     --     $  1,891     $     --
                                                                                               ========     ========     ========

                See notes to consolidated financial statements.

                               ATARI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

     Nature of Operations -- The Company designs and markets interactive multimedia entertainment systems and related software and peripheral products. Manufacture of these products is performed by third parties. The principal methods of distribution are through mass market retailers, consumer electronic specialty stores and distributors of electronic products.

     Product Focus -- Since 1992, the Company has focused its research and development effort on its 64-bit Jaguar interactive multimedia entertainment system. This product was introduced in 1993 and, in 1995 and 1994, 68% and 76% of revenues, respectively, were associated with this product. Sales of the Jaguar in 1995 were disappointing and the Company is currently test marketing different price points and software bundles for the Jaguar in an attempt to sell its substantial inventory of such products.

     In December 1994, the Company planned price reductions beginning in early 1995 and recognized the impact of this decision on finished and in-process inventory through a write down of inventory of $3.6 million, which is included in cost of sales in the fourth quarter of 1994. In December 1995, the Company planned further price reductions beginning in early 1996 and recognized the impact of this decision through a $10.9 million write down of inventory, which is included in cost of sales in the fourth quarter of 1995.

     The Company continues to carry limited quantities of its older 8-bit and 16-bit video games and computer product lines. As a result of rapid technological change and intense competition, the Company wrote down inventories of these products by $18.1 million in 1993 which was included in cost of sales.

     Estimates -- The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect recorded amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. In connection with the change of the Company's focus, measurement of assets and liabilities is dependent upon management's ability to accurately predict future operating results. Actual results could differ from these estimates.

     Restructuring -- The Company has active operations in the United States and the United Kingdom. During 1993 and 1992, the Company significantly restructured its operations around the world, closing operations in Australia and the Far East, in several European countries and in Canada and Mexico. These operational closures resulted in the bankruptcy of subsidiaries in Australia and Germany and may result in the voluntary or involuntary liquidation or bankruptcy of other subsidiary companies. Charges for restructuring have been separately reported in the consolidated statements of operations for 1993. The remaining accruals of $351,000 at December 31, 1995 relate to employee benefits in Italy and lease obligations in the Netherlands.

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the Company and its subsidiaries. All transactions and balances between the companies are eliminated.

     Cash and Equivalents -- Cash equivalents are stated at cost, which approximates market value, have maturities not exceeding ninety days upon acquisition and generally consist of certificates of deposit, time deposits, treasury notes and commercial paper.

     Marketable Securities -- Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are carried as available-for-sale securities and reported at the fair market value. The cumulative effect of adoption of SFAS 115 as of January 1, 1994 was not material. Unrealized gains and losses are reported as a separate component of shareholders' equity. Realized gains and losses are recorded in the statements of operations and realized gains were $2.4 million in 1995. The cost of securities sold is based on average cost.

                               ATARI CORPORATION

     Inventories -- Inventories are stated at the lower of cost or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Market for each of the Company's product lines is determined by reference to expected sales prices less direct selling expenses.

     Prepaid Advertising -- Included in other current assets at December 31, 1994 is $3.2 million of prepaid advertising resulting from a barter transaction. The amount recorded as prepaid advertising equals the carrying value of certain inventory exchanged for advertising credits. The Company expensed the prepaid advertising as utilized during 1995.

     Equipment and Tooling -- Equipment and tooling are stated at cost. Depreciation on equipment is computed using the straight-line method based on estimated useful lives of the assets of two to five years. Tooling is depreciated on a units of production basis. Leasehold improvements are amortized over the estimated useful life or lease term, as appropriate. Fully depreciated assets, and related depreciation, are excluded from the consolidated financial statements.

     Real Estate Held for Sale -- Real property associated with closed operations in the U.S. is stated at estimated market value as determined by recent valuations, appraisals or pending sales offers.

     Revenue Recognition -- Sale of consoles, software game cartridges and related products are recorded as revenue at the time of shipment to customers. Concurrently, the Company establishes reserves for estimated returns, which are recorded as a reduction of sales, and for cooperative advertising allowances, which are recorded as marketing and distribution expense. Royalty revenues are recognized when earned and collection is probable.

     Income Taxes -- The Company adopted SFAS No. 109 "Accounting for Income Taxes" in the first quarter of 1993 which requires an asset and liability method for financial accounting and reporting of income taxes. The impact of the adoption of SFAS 109 was not material.

     Foreign Currency Translation -- Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are deferred and included as a component of shareholders' equity.

     Income (Loss) per Common Share -- Per share amounts are computed based on the weighted average number of common and dilutive common equivalent shares (stock options) outstanding during each period. The effect of the assumed conversion of the 5 1/4% convertible subordinated debentures was antidilutive for all periods presented and excluded from the computation.

     Fiscal Year -- The Company uses a 52/53 week fiscal year which ends on the Saturday closest to December 31. All fiscal years presented contain 52 weeks. For simplicity of presentation, the date December 31 is used to represent the fiscal year end.

     Reclassifications -- Certain items have been reclassified in the 1994 and 1993 financial statements to conform to the 1995 presentation and had no effect on operating results or shareholders' equity.

     Recently Issued Pronouncements -- In October 1995, the Financial Accounting Standards Board issued FASB No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these

                               ATARI CORPORATION
disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

3. FINANCIAL INSTRUMENTS

     Marketable Securities -- Marketable securities available for sale consist of (in thousands):

                                                  DECEMBER 31, 1995                     DECEMBER 31, 1994
                                          ----------------------------------    ----------------------------------
                                                                    GROSS                                 GROSS
                                          AMORTIZED    MARKET     UNREALIZED    AMORTIZED    MARKET     UNREALIZED
                 ISSUE                      COST        VALUE       GAINS         COST        VALUE       GAINS
- ----------------------------------------  ---------    -------    ----------    ---------    -------    ----------
Equity securities --
  Dixon common stock....................   $ 4,565     $11,606      $7,041       $ 7,890     $ 8,432     $    542
Government securities --
  Federal Home Loan Bank................     4,993       5,026          33            --          --           --
  Federal Home Loan Mortgage Corp.......     5,003       5,017          14            --          --           --
Foreign government debt securities --
  Eurodollar notes......................        --          --          --        50,000      50,000           --
                                             -----     -------     -------        ------
    Total marketable securities.........   $14,561     $21,649      $7,088       $57,890     $58,432     $    542
                                             =====     =======     =======        ======

     The contractual maturities of the government securities range from two to four years. The Eurodollar notes matured during 1995.

     Concentration of Credit Risk -- The Company sells to mass market retailers, consumer electronic specialty stores and to distributors of electronic products throughout the United States and Europe. The Company makes ongoing credit evaluations of customers and, at times, requires letters of credit from some foreign customers. Sales to foreign customers are generally stated in the currency of the customer. To date, the Company has not entered into hedges of these foreign currency exposures.

     Fair Value of Financial Instruments -- In accordance with the provisions of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate the value, the Company has estimated the fair value of its financial instruments. The estimated fair value of the 5 1/4% convertible subordinated debentures at December 31, 1995 was approximately $20 million based primarily on quoted market prices. The carrying amounts of the remainder of the Company's financial instruments, including cash and equivalents, marketable securities, accounts receivable and accounts payable, approximate fair values due to their short maturities.

4. INVENTORIES

     Inventories at December 31 consist of the following (in thousands):

                                                                        1995        1994
                                                                       -------     -------
    Finished goods...................................................  $ 9,927     $15,799
    Raw materials and work-in-process................................    1,007       2,386
                                                                       -------     -------
         Total.......................................................  $10,934     $18,185
                                                                       =======     =======

5. GAME SOFTWARE DEVELOPMENT COSTS

     Internal game software development costs are expensed as incurred as these costs relate primarily to development tools. External development costs are capitalized once technological feasibility has been determined. During 1995 and 1994, the Company capitalized $12.8 million and $5.8 million, respectively, of

                               ATARI CORPORATION
amounts paid to third parties, primarily as prepaid licenses, in connection with game development for the Jaguar. The Company amortizes such costs over the shorter of 12 months from game introduction or the estimated unit sales of the game title. The Company assesses the recoverability of capitalized games software development costs in light of many factors, including, but not limited to, anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Amortization expense and adjustments for management's assessment of recoverability were $17.1 million (including a write-off of $16.6 million) and $1.5 million (including a write-off of $804,000) for the years ended December 31, 1995 and 1994, respectively.

6. EQUIPMENT AND TOOLING

     Equipment and tooling at December 31 consists of the following (in thousands):

                                                                         1995       1994
                                                                        ------     -------
    Equipment and tooling.............................................  $1,526     $ 1,874
    Furniture and fixtures............................................     198         708
    Leasehold improvements............................................      --          43
                                                                        ------     -------
    Total.............................................................   1,724       2,625
    Accumulated depreciation and amortization.........................    (753)     (1,310)
    Reserve for production tooling....................................    (300)         --
                                                                        ------     -------
    Equipment and tooling -- net......................................  $  671     $ 1,315
                                                                        ======     =======

7. REAL ESTATE HELD FOR SALE

     Property held for sale at December 31, 1995 consists of nine properties in California and Texas, from the discontinued consumer electronics and home entertainment products operation. Certain of the properties have rental tenants, although all properties are available for sale. Rental income, net of rental expense and depreciation, is included in other income (expense) and was not material. Disposals in 1994 represented the Company's building in Germany and land and building in France, which were disposed of with no significant gain or loss.

8. ACCRUED LIABILITIES

     Accrued liabilities at December 31 consist of the following (in thousands):

                                                                      1995       1994
                                                                     ------     ------
        Accrued interest...........................................  $1,483     $1,513
        Accrued game software development costs....................   1,525         --
        Accrued restructuring charge...............................     351        719
        Accrued royalties..........................................      28        320
        Other......................................................   1,701      2,625
                                                                     ------     ------
        Total......................................................  $5,088     $5,177
                                                                     ======     ======

9. LETTERS OF CREDIT AND RESTRICTED CASH

     At December 31, 1995, cash balances of $700,000 were collateral for outstanding commercial letters of credit associated with inventory components and software development. At December 31, 1994, cash balances of $4.5 million were collateral for outstanding letters of credit.

                               ATARI CORPORATION

10. LONG-TERM DEBT OBLIGATIONS

     Convertible Subordinated Debentures -- The Company has $42.4 million of
5 1/4% convertible subordinated debentures due April 29, 2002. The debentures may be redeemed at the Company's option, upon payment of a premium. The debentures, at the option of the holders, are convertible into common stock at $16.3125 per share. At December 31, 1995, 2,596,414 shares of common stock were reserved for issuance upon conversion. Default with respect to other indebtedness of Atari Corporation in an aggregate amount exceeding $5 million would result in an event of default whereby the outstanding debentures would be due and payable immediately.

     In 1995, the Company reacquired in the open market and extinguished $1.1 million face value of these debentures for $500,000, resulting in an extraordinary credit of $582,000.

     Term Loans on Real Estate in Europe -- At December 31, 1993, the Company had two secured term loans outstanding totaling $7.5 million for its building in Germany and a term loan of $2.0 million for its land and building in France. These loans were repaid or exchanged in 1994 from the sale or transfer of the properties.

11. SETTLEMENTS OF PATENT LITIGATION

     During the first quarter of 1994, the Company received $2.2 million with respect to the settlement of litigation between the Company, Atari Games Corporation and Nintendo. Although not part of the litigation, the Company sold 1,500,000 shares of its common stock to Time Warner (parent company of Atari Games Corporation), Inc. for $12.8 million.

     During the fourth quarter of 1994, the Company completed a comprehensive agreement ("Agreement") with Sega Enterprises, Ltd. ("Sega") concerning resolution of disputes, equity investment and patent and product licensing agreements. The results of the Agreement were as follows: (i) Sega acquired 4,705,883 shares of the Company's common stock for $40.0 million; (ii) the Company received a payment of $29.8 million ($50.0 million from Sega, net of $20.2 million of legal fees and associated costs) in exchange for a license from Atari covering the use of a library of Atari patents issued between 1977 through 1984 (excluding patents which exclusively claim elements of the Company's Jaguar and Lynx products) through the year 2001; and (iii) the Company and Sega agreed to cross-license up to five software game titles each year through the year 2001.

12. INCOME TAXES

     The credit for income taxes consists of the following (in thousands):

                                                                1995     1994     1993
                                                                ----     ----     -----
        Current:
          Federal.............................................   $--      $--     $  --
          Foreign.............................................   --       --       (264)
          State...............................................   --       --         --
                                                                 --       --
                                                                                  -----
        Income tax credit.....................................   $--      $--     $(264)
                                                                 ==       ==      =====

     At December 31, 1995, the Company has a U.S. income tax operating loss carryforward of $165 million which expires in 2006 through 2010, a research and development tax credit carryforward of $1.8 million which expires in 2002 through 2010, and a California income tax operating loss carryforward of $60 million which expires as follows: $16.4 million in 1997, $16.7 million in 1998, $1.6 million in 1999 and $21.8 million in 2000.

                               ATARI CORPORATION

     The effective income tax rates for 1995, 1994 and 1993 were 0%, 0%, and
(1)%, respectively, and differ from the federal statutory rate of 35% as follows (in thousands):

                                                            1995        1994         1993
                                                          --------     -------     --------
    Computed at federal statutory rates.................  $(17,402)    $ 3,288     $(17,103)
    Valuation allowance.................................    18,604      (3,288)      16,821
    Effect of foreign tax rates different than statutory
      rates and utilization of foreign loss
      carrybacks........................................        --          --           16
    Other...............................................    (1,202)         --            2
                                                          --------     -------     --------
    Income tax credit...................................  $     --     $    --     $   (264)
                                                          ========     =======     ========

     The components of the net deferred tax asset at December 31 consist of (in thousands):

                                                                   1995         1994
                                                                 --------     --------
        Deferred tax assets:
        U.S. operating loss carryforwards......................  $ 57,706     $ 42,149
        State operating loss carryforwards.....................     3,820        2,321
        Capital loss carryforwards.............................     1,035        1,804
        Research and development tax credit carryforwards......     1,813        1,370
        Inventory reserves.....................................     3,237        2,781
        Restructuring charges..................................        50          239
        Capitalized game software development costs............     3,022           --
        Other items............................................     4,411        5,826
                                                                 --------     --------
        Subtotal...............................................    75,094       56,490
        Valuation allowance....................................   (75,094)     (56,490)
                                                                 --------     --------
        Net deferred tax asset.................................  $     --     $     --
                                                                 ========     ========

     Due to the uncertainty surrounding the timing and realization of the benefits of its favorable tax attributes in future years, the Company has established a valuation allowance to offset its net deferred tax assets.

     Current federal and state tax law includes certain provisions limiting the use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards could be limited according to these provisions, and there can be no assurance that such limitations will not result in the loss of carryforward benefits during the carryforward period.

13. STOCK OPTIONS

     The Company's stock option plan and restricted stock plan provide for the issuance of up to 3,000,000 shares of common stock through the issuance of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. Under the plans, stock options or restricted stock may be granted at not less than fair market value as determined by the Board of Directors. Stock options become exercisable as established by the Board (generally ratably over five years) and expire up to ten years from date of grant. The Company's right to repurchase restricted stock lapses over a maximum period of five years. At December 31, 1995, options for 551,925 shares were exercisable and options for 602,310 shares were available for future grant. At December 31, 1995, no restricted stock under the restricted stock plan had been issued.

                               ATARI CORPORATION

     Additional information with respect to the stock option plan is as follows:

                                                                  OPTION PRICE
                                                                RANGE PER SHARE
                                                 NUMBER OF     ------------------
                                                  OPTIONS       LOW         HIGH         TOTAL
                                                 ---------     ------       -----     -----------
    Outstanding, January 1, 1993...............    970,400     $1.500    -  $7.50     $ 3,131,450
    Granted....................................    535,583      0.875    -   4.75       1,045,093
    Exercised..................................    (89,300)     0.875    -   3.00        (195,463)
    Cancelled..................................   (222,500)     0.875    -   6.00        (831,625)
                                                 ---------
    Outstanding, December 31, 1993.............  1,194,183      0.875    -   7.50       3,149,455
    Granted....................................    289,500      2.250    -   7.00       1,467,750
    Exercised..................................   (157,065)     0.875    -   6.25        (372,403)
    Cancelled..................................    (18,160)     1.675    -   7.50         (93,980)
                                                 ---------
    Outstanding, December 31, 1994.............  1,308,458      0.875    -   7.00       4,150,822
    Granted....................................  1,487,000      1.438    -   3.81       3,970,814
    Exercised..................................    (82,333)     0.875    -   2.00        (110,250)
    Cancelled..................................   (615,600)     0.875    -   7.00      (2,135,175)
                                                 ---------
    Outstanding, December 31, 1995.............  2,097,525     $0.875    -  $5.25     $ 5,876,211
                                                 =========

14. SEGMENT INFORMATION

     The Company operates in one industry segment -- the design and sale of consumer electronic products.

     The Company's foreign operations at December 31, 1995 consist of sales and distribution facilities in Europe. Transfers between geographic areas are accounted for at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Corporate assets are primarily cash and equivalents, marketable securities and real estate held for sale.

     The following tables present a summary of operations by geographic region (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
        Revenues from unaffiliated customers:
        North America..............................  $  8,163     $ 23,158     $  7,390
        Export sales from North America............     1,868        8,538           --
        Europe.....................................     4,595        7,052       18,548
        Other......................................        --           --        3,170
                                                      -------      -------      -------
                  Total............................  $ 14,626     $ 38,748     $ 29,108
                                                      =======      =======      =======
        Transfer between geographic areas
          (eliminated in consolidation):
        North America..............................  $  4,041     $  1,046     $ 17,781
        Europe.....................................        68        1,895       25,284
        Other......................................        --           --          102
                                                      -------      -------      -------
                  Total............................  $  4,109     $  2,941     $ 43,167
                                                      =======      =======      =======

                               ATARI CORPORATION

                                                          YEARS ENDED DECEMBER 31,
                                                       1995         1994         1993
                                                     -------      -------      -------
        Operating loss:
        North America..............................  $(51,036)    $(21,600)    $(14,025)
        Europe.....................................    (2,629)      (2,447)     (19,741)
        Other......................................        --           --      (13,733)
                                                      -------      -------      -------
                  Total............................  $(53,665)    $(24,047)    $(47,499)
                                                      =======      =======      =======
        Identifiable assets at December 31:
        North America..............................  $ 14,588     $ 37,627     $ 17,369
        Europe.....................................     1,856        1,650        5,801
        Corporate assets...........................    61,125       91,765       51,663
                                                      -------      -------      -------
                  Total............................  $ 77,569     $131,042     $ 74,833
                                                      =======      =======      =======

     No single customer accounted for more than 10% of total revenues for the years ended December 31, 1995, 1994 or 1993.

15. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases various facilities and equipment under noncancellable operating lease arrangements. These leases generally provide renewal options of five additional years. Minimum future lease payments under noncancellable operating leases as of December 31, 1995 are as follows (in thousands):

                1996................................................  $  670
                1997................................................     460
                1998................................................     183
                1999................................................      85
                2000................................................      74
                                                                      ------
                          Total minimum lease payments..............  $1,472
                                                                      ======

     Rent expense for operating leases was $1,193,000, $1,218,000 and $1,251,000 for the years 1995, 1994 and 1993, respectively.

     Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. The number of such claims has increased as the Company significantly downsized its development operations. In the opinion of management, all such matters have been adequately provided for, are without merit, or are such that if settled unfavorably would not have a material adverse effect on the Company's consolidated financial position and results of operations.

16. SUBSEQUENT EVENT

     On February 12, 1996, the Company entered into a merger agreement with JT Storage, Inc. (JTS) providing for the merger of the Company and JTS. On April 8, 1996, the merger agreement was amended and restated. JTS was incorporated on February 3, 1994 to develop, market and manufacture hard disk drives. The merger requires shareholder approval and is expected to be consummated in the second quarter of 1996. In connection with the merger, the Company extended a bridge loan to JTS in the amount of $25.0 million maturing on September 30, 1996 with a stated interest rate of 8 1/2% per annum. If the merger is not consummated, the bridge loan is convertible at the option of Atari or JTS into shares of JTS Series A Preferred Stock and warrants to acquire JTS Series A Preferred Stock, subject to certain conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages and positions held by all directors and executive officers of Atari as of March 31, 1996.

                   NAME            AGE                 POSITION(S) WITH ATARI
        -------------------------------    ----------------------------------------------
        Jack Tramiel                 67    Chairman of the Board
        Sam Tramiel                  45    Director, President, Chief Executive Officer
                                           and Chief Financial Officer
        Leonard I. Schreiber         81    Director
        Michael Rosenberg            68    Director
        August J. Liguori            44    Director
        Laurence M. Scott, Jr.       50    Vice President, Manufacturing and Operations
        Leonard Tramiel              41    Vice President, Advanced Software Development

     JACK TRAMIEL and a group of associates purchased the assets and liabilities of Atari from Warner Communications in May 1984 and Mr. Tramiel has served as Chairman of Atari's Board of Directors since such time. Mr. Tramiel served as Atari's Chief Executive Officer from May 1984 through May 1988.

     SAM TRAMIEL has served as President and as a member of the Board of Directors of Atari since June 1984, as Chief Executive Officer of Atari since May 1988 and as Chief Financial Officer of Atari since March 1996.

     LEONARD I. SCHREIBER has served as a member of the Board of Directors of Atari since May 1984. Mr. Schreiber was a partner of Schreiber & McBride, a private law firm, from 1980 to 1995.

     MICHAEL ROSENBERG has served as a member of the Board of Directors of Atari since May 1987. Mr. Rosenberg has served as Chief Executive Officer of Ross & Roberts, Inc., a plastics company, since September 1987. Mr. Rosenberg is a Certified Public Accountant.

     AUGUST J. LIGUORI has served as a member of the Board of Directors of Atari since 1992. Since March 1996, Mr. Liguori has served as Vice President, Finance of Marvel Entertainment Group, Inc. From October 1986 to February 1996, Mr. Liguori served in several positions with Atari, including Vice President and General Manager of Atari U.S. Corp., an Atari subsidiary, from October 1986 to October 1989, Vice President of Atari Corporation from October 1989 to October 1990, and Vice President, Finance, Treasurer and Chief Financial Officer from October 1990 to February 1996.

     LAURENCE M. SCOTT, JR. has served as Vice President, Manufacturing and Operations of Atari since 1992. Prior to joining Atari, Mr. Scott served as President of Radofin Electronics (FE) Ltd., a contract manufacturing firm, from 1978 to 1991.

     LEONARD TRAMIEL has served Vice President, Advanced Software Development of Atari since March 1991. Mr. Tramiel served as Vice President, Software Development of Atari from July 1984 to March 1991.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers of Atari are appointed by and serve at the discretion of the Atari Board of Directors. Jack Tramiel is the father of Sam Tramiel and Leonard Tramiel.

SECTION 16(A) REPORTING DELINQUENCIES

     Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1995 all Section 16 filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation earned during the past three fiscal years by the Chief Executive Officer of the Company and the three current and former executive officers of the Company other than the Chief Executive Officer that were most highly compensated for services rendered to the Company during the last fiscal year (collectively, "Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                 ANNUAL COMPENSATION                      COMPENSATION
                                -----------------------------------------------------        AWARDS
                                                                      OTHER ANNUAL        ------------
 NAME AND PRINCIPAL POSITION    YEAR      SALARY       BONUS        COMPENSATION(1)        OPTIONS(#)
- ------------------------------  ----     --------     --------     ------------------     ------------
Sam Tramiel...................  1995     $150,000           --           $  351                    --
  President and                 1994      150,000     $250,000              206                25,000
  Chief Executive Officer       1993      166,346           --              239                25,000
August J. Liguori.............  1995      150,000           --              206                    --
  Chief Financial Officer(2)    1994      142,834       50,000              190                    --
                                1993      134,856           --              175                36,250
Laurence Scott, Jr. ..........  1995      140,000           --              524                    --
  Vice President,
  Manufacturing                 1994      133,425           --              291                    --
  and Operations                1993      131,250           --            2,247                10,500
Theodore Hoff.................  1995      116,827           --            3,374             1,000,000
  President, North America
  Operations(3)

- ---------------
(1) Represents payments for group term life insurance benefits.

(2) Mr. Liguori left the Company effective March 1, 1996.

(3) Mr. Hoff joined the Company in June 1995 and left the Company effective December 31, 1995.

STOCK OPTIONS

     The following table sets forth information as to options to purchase Common Stock granted to each of the Executive Officers during 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                              ---------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                              NUMBER OF       % OF TOTAL                                   RATES OF STOCK PRICE
                              SECURITIES       OPTIONS                                    APPRECIATION FOR OPTION
                              UNDERLYING      GRANTED TO       EXERCISE                            TERM
                               OPTIONS       EMPLOYEES IN     PRICE (PER    EXPIRATION    -----------------------
           NAME               GRANTED(#)    FISCAL YEAR(3)      SHARE)         DATE          5%           10%
- ---------------------------   ----------    --------------    ----------    -----------   ---------    ----------
Sam Tramiel................          --            --               --          --            --            --
August J. Liguori..........          --            --               --          --            --            --
Laurence Scott, Jr.........          --            --               --          --            --            --
Theodore Hoff (1)..........   1,000,000          86.1%          $2.625          --            --            --

- ---------------
(1) This option was granted to Mr. Hoff pursuant to the Company's 1986 Stock Option Plan, as amended. The exercise price of the option was equal to the fair market value of the Company's Common Stock on the date of grant. These options expired unexercisable when Mr. Hoff left the Company effective December 31, 1995.

     The following table is a summary of the stock options exercised by each of the Executive Officers during fiscal 1995, and the number and value of stock options held by each of the Executive Officers as of December 31, 1995.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                      SHARES                         OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                    ACQUIRED ON        VALUE        -----------------------------     -----------------------------
       NAME          EXERCISE        REALIZED       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
- ------------------  -----------     -----------     -----------     -------------     -----------     -------------
Sam Tramiel.......         --              --         185,000            40,000         $    --         $      --
August J.
  Liguori.........     11,250         $29,721          10,000            15,000              --                --
Laurence Scott,
  Jr. ............     30,500          61,534          10,000            20,000              --                --
Theodore Hoff.....         --              --              --         1,000,000              --                --

- ---------------
(1) The exercise price of each of the options was greater than the market value of the Common Stock at year end ($1.375 on December 29, 1995).

COMPENSATION OF DIRECTORS

     Each of the non-employee directors of Atari, Messrs. Jack Tramiel, Rosenberg and Schreiber, receives $500 for each meeting of the Atari Board of Directors which such individual attends. In 1995, each non-employee director also received an option to purchase 20,000 shares of the Company's Common Stock pursuant to the Company's 1986 Stock Option Plan, as amended. The exercise price of the options was $2.69 per share, which was equal to the fair market value of the Company's Common Stock on the date of grant. Each such option vests as to 20% of the shares on the anniversary of the date of grant such that the option shall be vested in full on the fifth anniversary of the grant date. Each such option expires six years after the date of grant, unless terminated earlier due to such director's resignation or removal from the Company's Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Messrs. Jack Tramiel, Rosenberg and Schreiber, none of whom was an officer or employee of the Company during fiscal 1995. Mr. Tramiel served as the Company's Chief Executive Officer from 1984 through 1988, and Mr. Schreiber served as a Vice President of the Company from 1984 through 1986. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of April 5, 1996, with respect to beneficial ownership of Atari Common Stock owned by (a) each person (or group of affiliated persons) known by Atari to be the beneficial owners of more than 5% of Atari's Common Stock, (b) each of Atari's directors, (c) each of Atari's Executive Officers and (d) all directors and executive officers as a group.

                                                                      SHARES          PERCENT
                                                                   BENEFICIALLY     BENEFICIALLY
                      NAME OF BENEFICIAL OWNER                        OWNED           OWNED(1)
    -------------------------------------------------------------  ------------     ------------
    Jack Tramiel(2)(3)...........................................    12,490,616          19.6%
      455 South Mathilda Avenue
      Sunnyvale, California 94086
    Time Warner, Inc.(4).........................................     8,670,000          13.6
      75 Rockefeller Plaza
      New York, New York 10019
    Sam Tramiel(3)(5)............................................     5,662,567           8.9
      455 South Mathilda Avenue
      Sunnyvale, California 94086
    Leonard Tramiel(3)(6)........................................     5,263,946           8.2
      455 South Mathilda Avenue
      Sunnyvale, California 94086
    Bear Stearns & Co., Inc.(7)..................................     4,710,000           7.4
      245 Park Avenue
      New York, New York 10167
    Sega Holdings USA Inc .......................................     4,705,883           7.4
      303 Twin Dolphin Drive, Suite 200
      Redwood City, California 94065
    Garry Tramiel(3)(8)..........................................     4,055,000           6.4
      455 South Mathilda Avenue
      Sunnyvale, California 94086
    August J. Liguori(9).........................................       262,000         *
    Michael Rosenberg(10)........................................        37,000         *
    Leonard I. Schreiber(11).....................................       206,000         *
    Laurence M. Scott, Jr.(12)...................................        10,000         *
    All directors and executive officers                             23,932,129          37.3
      as a group (seven persons)(13).............................

- ---------------

  *  Less than 1%

 (1) Based on 63,727,318 shares of Atari Common Stock outstanding as of April 5, 1996.

 (2) Includes 11,597,315 shares held by Jack Tramiel's wife. Also includes 155,690 shares held by Mr. Tramiel's wife as trustee of trusts for the benefit of Mr. Tramiel's minor grandchildren.

 (3) In connection with the proposed Merger with JTS, Messrs. Jack Tramiel, Sam Tramiel, Leonard Tramiel and Garry Tramiel have entered into Voting Agreements with JTS. The terms of such Voting Agreements provide (i) that such stockholders will not transfer (except as may be specifically required by court order), sell, exchange, pledge (except in connection with a bona fide loan transaction) or otherwise dispose of or encumber the shares of Atari Common Stock beneficially owned by them, or any new shares of such stock they may acquire, at any time prior to the effective time or earlier termination of the Merger, and (ii) that such stockholders will vote all shares of Atari Common Stock beneficially owned by them in favor of the approval of the Merger Agreement and the Merger. Such voting agreements are accompanied by irrevocable proxies whereby such stockholders provided to JTS the right to vote their shares on the proposals relating to the Merger Agreement and the Merger at the Atari Shareholders Meeting which will be called to vote on such matters.

 (4) Includes 7,100,000 shares held by Warner Communications Investors, Inc., 1,500,000 shares held by Warner Communications, Inc., and 70,000 shares held by Atari Games, a subsidiary of Time Warner, Inc.

 (5) Includes 352,062 shares held by Sam Tramiel as custodian on behalf of his children, 8,100 shares held by Mr. Tramiel's wife and an aggregate of 97,416 shares held by Mr. Tramiel's minor children. Also includes 225,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

 (6) Includes 40,000 shares held by Leonard Tramiel's wife and 10,000 shares held by Mr. Tramiel's minor children.

 (7) Based on a Schedule 13 G filed with the Securities and Exchange Commission on February 7, 1996.

 (8) Includes 55,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

 (9) Includes 165,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

(10) Includes 12,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

(11) Includes 12,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

(12) Represents shares subject to options which are vested or become vested within 60 days following March 31, 1996.

(13) Includes 479,000 shares subject to options which are vested or become vested within 60 days following March 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

          1. Financial Statements

             The financial statements required to be filed hereunder are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 hereof.

          2. Financial Statement Schedule

             The financial statement schedule required to be filed hereunder are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 hereof.

        3. Exhibits

             The exhibits listed under Item 14(c) are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K: None.

     (c) Exhibits

EXHIBIT  NOTES                                    DESCRIPTION
- -------  -----  -------------------------------------------------------------------------------
 3.1      (1)   Articles of Incorporation of Registrant, as filed May 17, 1984.
 3.2      (1)   Certificate of Amendment of Articles of Incorporation as filed July 11, 1984.
 3.3      (1)   Certificate of Amendment of Articles of Incorporation, as filed September 12,
                1986.
 3.4      (1)   Amended and Restated Bylaws of Registrant.
 4.1      (1)   Form of Indenture.
10.1      (1)   OEM Software License Agreement with Digital Research (California) Inc. dated
                August 22, 1984.
10.2      (1)   License Funding and Sale Agreement with Epyx Inc. dated January 5, 1990.
10.3      (2)   Hardware Technology Assignment and License Agreement with Epyx Inc. dated June
                3, 1989.
10.4      (2)   Software Production and Distribution License Agreement with Epyx Inc. dated
                June 3, 1989.
10.5      (2)   Manufacturing Services Agreement with Epyx Inc. dated June 21, 1989.
10.6      (2)   OEM Purchase and Distribution Agreement with Epyx Inc. dated June 12, 1989.
10.7
                Lease by and between the Registrant and Victor H. Owen and Judith Owen Burns
                1990 Revocable Trust, dated December 27, 1990, Judith Owen Burns trustee.
10.8      (1)   Industrial Lease Agreement for Warehouse at 360 Caribbean Drive, Sunnyvale,
                California, dated May 10, 1986.
10.9      (1)   Industrial Lease Agreement for Warehouse at 390 Caribbean Drive, Sunnyvale,
                California, dated December 17, 1986.
10.10     (3)   Agreement and Plan of Merger with The Federated Group, Inc. dated August 28,
                1987.
10.11     (2)   Agreement for Sale of Assets dated November 8, 1989 among Silo California Inc.,
                The Federated Group, Inc. and Atari Corporation.
10.12*    (1)   Amended 1986 Stock Option Plan.
10.13*    (1)   Amended form of Incentive Stock Option Agreement.
10.14*    (4)   Amended Stock Option Plan.
10.15     (1)   Memorandum of Agreement among Registrant, Jack Tramiel, Atari Holdings, Inc.,
                Productions et Editions Cinematographiques Francais S.A.R.L., Atari
                International (UK) Inc., Warner Communications Inc. and certain subsidiaries of
                Atari Holdings, Inc., dated August 29, 1986.
10.16     (1)   Assets Purchase Agreement with Atari, Inc. and certain subsidiaries and affiliates of Atari, Inc. dated July 1, 1984.
10.17     (1)   Agreement with Atari, Inc. and Jack Tramiel dated July 1, 1984.
10.18     (1)   Intellectual Property Rights Heads of Agreement with Atari, Inc. dated July 1,
                1984.
10.19     (5)   Agreement for Purchase and Sale of Real Estate -- Taiwan.
10.20     (5)   General Agreement of Sale -- Irish Facility.
10.21     (6)   Stock Purchase Agreement with Time Warner, Inc. dated March 24, 1994.
10.22     (7)   Stock Purchase Agreement with Sega Holdings USA, Inc. dated September 26, 1994.
10.23
                Amended and Restated Agreement and Plan of Reorganization by and between the
                Registrant and JT Storage, Inc. ("JTS") dated as of April 8, 1996.
10.24
                Subordinated Secured Convertible Promissory Note dated February 13, 1996 executed by JTS.
10.25
                Security Agreement by and between the Registrant and JTS dated as of February
                13, 1996.
22.1
                Subsidiaries of the Company.
25.1
                Power of Attorney (see page 34).

27.1            Financial Data Schedule.


- ---------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (File No. 33-12753) filed with the Commission on July 2, 1987.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(3) Incorporated by reference to the Company's Form 14D-1 and 13D Statement, filed with the Commission on August 28, 1987.

(4) Incorporated by reference to the Company's Proxy Statement relating to its Annual Meeting of Shareholders held on May 16, 1989.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1994.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 1994.

                                                                     SCHEDULE II

                               ATARI CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                   BALANCE AT     CHARGED TO                     BALANCE
                                                   BEGINNING      COSTS AND                     AT END OF
                                                   OF PERIOD       EXPENSES      DEDUCTIONS      PERIOD
                                                   ----------     ----------     ----------     ---------
December 31, 1993:
  Allowance for doubtful accounts................    $2,533         $  232         $2,293(1)     $   472
  Accrued sales returns and allowances...........     4,300            457          4,181(2)         576
December 31, 1994:
  Allowance for doubtful accounts................    $  472         $  194         $   72(1)     $   594
  Accrued sales returns and allowances...........       576          1,563            776(2)       1,363
December 31, 1995:
  Allowance for doubtful accounts................    $  594         $   50         $  317(1)     $   327
  Accrued sales returns and allowances...........     1,363          5,028          2,497(2)       3,894

- ---------------
(1) Amounts written off, net

(2) Customer returns allowed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of April 1996.

                                          ATARI CORPORATION

                                          By: /s/  SAM TRAMIEL

                                            ------------------------------------
                                            Sam Tramiel, President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jack Tramiel and Sam Tramiel, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/  JACK TRAMIEL                                          April 11, 1996
- ------------------------------------------
Jack Tramiel
Chairman of the Board
/s/  SAM TRAMIEL                                           April 11, 1996
- ------------------------------------------
Sam Tramiel
President, Chief Executive Officer,
Chief Financial Officer and Director
/s/  MICHAEL ROSENBERG                                     April 11, 1996
- ------------------------------------------
Michael Rosenberg
Director
/s/  LEONARD I. SCHREIBER                                  April 11, 1996
- ------------------------------------------
Leonard I. Schreiber
Director
/s/  AUGUST J. LIGUORI                                     April 11, 1996
- ------------------------------------------
August J. Liguori
Director