Form 10-Q
period 1996-03-31
ATARI CORP
filed 1996-05-20
CIK 802019

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- --- EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996

                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the Transition Period from              to
Commission File Number I-9281

                                ATARI CORPORATION
                    (Exact name as specified in its charter)

NEVADA                                                               77-0034553
(State or other jurisdiction                                      (IRS Employer
incorporation or organization)                              Identification No.)

455 South Mathilda Avenue, Sunnyvale, CA                                  94086
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (408) 328-0900

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

                                                     YES  X    NO
                                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        SHARES OUTSTANDING AT MAY 10, 1996
- -----                                        ----------------------------------
Common Stock                                             63,734,518

                                ATARI CORPORATION
                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I.       FINANCIAL INFORMATION

              ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             March 31, 1996 and December 31, 1995                                  3

                          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                             QUARTERS ENDED March 31, 1996 and March 31, 1995                      4

                          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                             THE QUARTERS ENDED
                             March 31, 1996 and March 31, 1995                                     5

                          CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS                                                            6

              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION                            8

PART II.      OTHER INFORMATION

              ITEM 1.     LEGAL PROCEEDINGS                                                        10

              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                         10

              SIGNATURE                                                                            11

                                ATARI CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995                                          March 31,        Dec 31,
(In Thousands, Except Share Amounts)                                            1996            1995
                                                                             ----------       ---------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents (including $441and $700 held as restricted
  balances  at March 31, 1996 and December 31, 1995)                          $  23,748       $  28,941
Marketable securities                                                                --          21,649
Accounts receivable (less allowances for returns and doubtful accounts:
  March 31, 1996 $3,995; December 31, 1995 $4,221)                                  601           2,468
Inventories (See Note 2)                                                          5,526          10,934
Subordinated secured convertible note with JT Storage, Inc. (see Note 4)         25,000              --
Other current assets                                                              1,101           1,134
                                                                              ---------       ---------

             Total current assets                                                55,976          65,126

GAME SOFTWARE DEVELOPMENT COSTS - Net                                               861             758

EQUIPMENT AND TOOLING - Net                                                         577             671

REAL ESTATE HELD FOR SALE                                                        10,468          10,468

OTHER ASSETS                                                                        524             546
                                                                              ---------       ---------

TOTAL                                                                         $  68,406       $  77,569
                                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $   3,295       $   4,954
  Accrued Liabilities                                                             5,481           5,088
                                                                              ---------       ---------

TOTAL CURRENT LIABILITIES                                                         8,776          10,042
                                                                              ---------       ---------

LONG-TERM OBLIGATIONS                                                            42,354          42,354
                                                                              ---------       ---------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value - authorized, 10,000,000 shares; none outstanding
 Common stock, $.01 par value - authorized, 100,000,000 shares;
   (outstanding : March 1996, 63,710,318; December 1995, 63,687,118)                637             637
 Additional paid-in capital                                                     196,272         196,209
 Unrealized gain on marketable securities                                            --           7,088
 Accumulated translation adjustments                                               (730)           (663)
 Accumulated deficit                                                           (178,903)       (178,098)
                                                                              ---------       ---------

             Total shareholders' equity                                          17,276          25,173
                                                                              ---------       ---------

TOTAL                                                                         $  68,406       $  77,569
                                                                              =========       =========

(See Condensed Notes to Consolidated Financial Statements)

                                ATARI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 31, 1996 AND MARCH 31, 1995
(Amounts in Thousands, Except Per Share Amounts)

                                                                        Quarter Ended

                                                                 March 31,          March 31,
                                                                      1996               1995
                                                                 ---------          ---------
NET SALES                                                        $  1,272           $  4,874
                                                                 ========           ========

COST AND EXPENSES:
Cost of sales                                                       6,211              3,846
Research and development                                              201              1,815
Marketing and distribution                                            758              2,576
General and administrative                                          1,251              1,795
                                                                 --------           --------

Total operating expenses                                            8,421             10,032
                                                                 --------           --------

OPERATING LOSS                                                   $ (7,149)          $ (5,158)

Exchange (loss) gain                                                  (60)                 5
Other income(expense), net                                          6,640                308
Interest income                                                       332                953
Interest expense                                                     (569)              (581)
                                                                 --------           --------

Loss before income taxes and extraordinary credit                    (806)            (4,473)
                                                                 --------           --------

Provision for income taxes                                             --                 --
                                                                 --------           --------

Loss before extraordinary credit                                     (806)            (4,473)
                                                                 --------           --------

Extraordinary credit - gain on extinguishment of 5 1/4%
convertible subordinated debentures (see Note 3)                       --                 47
                                                                 --------           --------

NET LOSS                                                         $   (806)          $ (4,426)
                                                                 ========           ========

LOSS PER COMMON SHARE:                                           $  (0.01)          $  (0.07)
                                                                 ========           ========

Number of shares used in computations                              63,701             63,701

(See Condensed notes to Consolidated Financial Statements)

                                ATARI CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS                            Quarter Ended
(in thousands)                                             March 31          March 31,
                                                               1996               1995
                                                          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used) by operations                    $   (947)          $(10,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                               20,908                492
Proceeds from property sales                                    33                 --
Property purchases                                              --                (51)
Borrowing by JTS                                           (25,000)                --
Stock dividend received on investment                           --                 82
Decrease in other assets                                        22                 99
Increase in software development costs                        (103)            (2,864)
                                                          --------           --------

Net cash provided (used) by investing activities            (4,140)            (2,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings                                        --               (100)
Extinguishment of debt                                         (75)               (46)
Issuance of common stock                                        63                 84
                                                          --------           --------

Net cash provided (used) by financing activities               (12)               (62)
                                                          --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 & EQUIVALENTS                                                 (94)                47
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS               (5,193)           (13,070)

CASH & EQUIVALENTS:
Beginning of period                                         28,941             22,592
                                                          --------           --------

End of period                                             $ 23,748           $  9,522
                                                          ========           ========


NON CASH INVESTING ACTIVITIES:
Unrealized gain on marketable securities                  $     --           $  1,836

(See Condensed Notes to Consolidated Financial Statements)

                                ATARI CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

The Company operates with a 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the first quarter of 1996 and 1995 was March 30, and April 1, respectively.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                           March 31,        December 31,
                                           1996             1995
                                           ---------        ------------
Finished goods                             $ 5,049          $ 9,927
Raw materials and work-in-process              477            1,007
                                           -------          -------

Total                                      $ 5,526          $10,934
                                           =======          =======

NOTE 3.  REPURCHASE OF 5 1/4% SUBORDINATED CONVERTIBLE DEBENTURES

In the first quarter of 1995, the Company repurchased a portion of its 5 1/4% subordinated convertible debentures. The Company repurchased 100 bonds at face value of $1,000 each, and recorded an extraordinary credit of $47,250.

NOTE 4.  MERGER WITH JT STORAGE, INC.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE FIRST QUARTER OF 1996 COMPARED
                         TO THE FIRST QUARTER OF 1995

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

On February 12, 1996, Atari entered into a merger agreement with JT Storage, Inc. ("JTS") providing for the merger of the Company and JTS (the "Merger"). On April 8, 1996, the merger agreement was amended and restated. As a result of the Merger, Atari would be merged with and into JTS, and each outstanding share of Atari Common Stock would be exchanged and converted into one share of JTS Common Stock. JTS was incorporated in February 1994 to develop, market and manufacture hard disk drives. The Merger must be approved by the stockholders of Atari and JTS and is subject to certain other conditions. The Merger is expected to close late in the second quarter of calendar year 1996.

By late 1995, Atari recognized that despite the significant commitment of financial resources that were devoted to the Jaguar and related products, it was unlikely that the Jaguar would ever become a broadly accepted video game console or that Jaguar technology would be broadly adopted by software title developers. As a result, Atari decided to significantly downsize its Jaguar operations. This downsizing resulted in significant reductions in Atari's work force, and significant curtailment of research and development and sales and marketing activities for the Jaguar and related products. Accordingly, Atari decided to focus its efforts on selling its inventory of Jaguar and related products and to emphasize its existing licensing and development activities related to multimedia entertainment software for various platforms.

Net sales for the first quarter 1996 were $1.3 million compared to $4.9 million for the first quarter 1995, a reduction of $3.6 million. Sales of Jaguar and related products represented 41% and 72% of total revenues for 1996 and 1995, respectively, and sales of other products and royalties represented the balance of revenues in each such year. The reduction in revenues was primarily the result of lower unit volumes of Jaguar products and lower average selling prices of Jaguar and certain of its software titles. As a result of the Jaguar price reductions and the substantial curtailment of sales and marketing activities for Jaguar, Atari expects sales of Jaguar and related products to decline substantially in 1996 and thereafter.

Cost of revenues for the first quarter of 1996 was $6.2 million compared to $3.8 million for 1995. Included in cost of revenues in 1996 were inventory write-downs of $5 million relating to Jaguar products. These write-downs resulted from management's revised estimates of sales resulting from continued disappointing sales of Jaguar.

Despite the introduction of four additional game titles in the first quarter of 1996, interactive multimedia entertainment market sales have not rebounded due to uncertainty about Atari's commitment to the Jaguar platform, increased price competition and pending competitive product introductions. The Company is pursuing alternative sales channels and licensing opportunities. Atari expects the market to remain highly competitive throughout the year.

Research and development expenses were $.2 million for the first quarter of 1996 compared to $1.8 million for the first quarter of 1995. The substantial decline is due to the elimination of the Company's internal Jaguar development team and other development staff in the fourth quarter of 1995. As of March 31, 1996, the Company had capitalized $.9 million of development cost associated with certain CD titles.

Marketing and distribution expenses were $.8 million for the first quarter of 1996 compared to $2.6 million for the first quarter of 1995. THe reduction was due to the curltailment of marketing activities for the Jaguar.

General and administrative expenses for the first quarter of 1996, were $1.3 million as compared to $1.8 million for the same period in 1995. The decrease in such expenses was primarily the result of staff reductions, reduced rent, and other reductions in operating costs.

Other Income (Expense), net for the first quarter of 1996 was $6.6 compared to $0.3 million for the first quarter of 1995. During the 1996 quarter the Company sold the remaining portion of its holdings in Dixon PLC, a retailer in England and realized a gain of $6.3 million. For the same quarter of 1995, the Company re-purchased a portion of its 5 1/4% Convertible Subordinated Debentures and recorded an extraordinary credit of $47,250.

Interest income for the first quarter of 1996 was $0.3 million compared to $1.0 million for the first quarter of 1995, reflecting the Company's significantly lower cash balances during the first quarter of 1996. Interest expenses for the 1996 and 1995 quarters were $0.6 million which represents interest due on the Company's 5 1/4% Convertible Subordinated Debentures. In April 1996, the Company made an annual payment of interest on its bonds that totaled $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996 , the Company had cash and marketable securities balances totaling $23.7 million compared to $50.6 million as of December 31, 1995 for a reduction of $26.9 million.

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

In the first quarter of 1996, the Company used $0.9 million in operating activities.

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


                                                 ATARI CORPORATION
                                                 -----------------
                                                   (Registrant)



DATE:  May 17, 1996
                                  By
                                     ------------------------------------------
                                           SAM TRAMIEL
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director