Form 10-Q
period 1996-06-30
ATARI CORP
filed 1996-08-20
CIK 802019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -------------     THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------------     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to
Commission File Number O-21085

                                JTS CORPORATION
                    (Exact name as specified in its charter)

DELAWARE                                                              77-0364572

- ----------------------------                                 -------------------
(State or other jurisdiction                                                (IRS
Employer
incorporation or organization)                               Identification No.)

166 Baypointe Parkway, San Jose, CA                                        95134

- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (408) 468-1800

                                                                   -------------
                                      NONE

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES  X     NO
                                                                 ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      SHARES OUTSTANDING AT AUGUST 19, 1996

- ------------                                               ----------
Common Stock                                               104,187,326

                                JTS CORPORATION
                                TABLE OF CONTENTS

                                                                                      PAGE

PART I.       FINANCIAL INFORMATION
              ITEM 1.     EXPLANATORY NOTE REGARDING FINANCIAL RESULTS
                          INCLUDED HEREIN                                               3

              ITEM 2.     CONDENSED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and December 31, 1995                         4

                          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                             QUARTERS ENDED June 30, 1996 and June 30, 1995              5

                          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                             THE SIX MONTHS ENDED
                             June 30, 1996 and June 30, 1995                             6

                          CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS                                                  7

              ITEM 3.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION                  9

PART II.      OTHER INFORMATION

              ITEM 1.     LEGAL PROCEEDINGS                                             12

              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              12
              SIGNATURE                                                                 13

Explanatory note regarding financial results included herein

On July 30, 1996, Atari Corporation ("Atari") was merged with and into JTS Corporation ("JTS") and the separate existence of Atari ceased. Although the business combination resulted in Atari merging into the JTS legal entity, the substance of the transaction was that Atari, as a public company with substantially greater operating history and net worth owns approximately 62% of the equity of the merged company. At July 30, 1996 the acquisition was accounted for as a purchase of JTS by Atari and accordingly, the operating results of JTS for the periods subsequent to July 30, 1996 will be combined with the operating results of Atari and reported as JTS. While the financial reports included herein are those of JTS, the financial results represent those of Atari, the predecessor entity, as of June 30, 1996 and 1995 and for the three and six months periods ended June 30, 1996 and 1995. See Note 4.

                           JTS CORPORATION-see Note 4

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      (In Thousands, Except Share Amounts)

                                                                                   June 30,             Dec 31,
                                                                                       1996                1995
                                                                                  ---------           ---------

ASSETS

CURRENT ASSETS:
Cash and equivalents (including $700 held as restricted
  balance  at December 31, 1995)                                                  $  21,195           $  28,941
Marketable securities                                                                    --              21,649
Accounts receivable (less allowances for returns and doubtful accounts:
  June 30, 1996 $3,995; December 31, 1995 $4,221)                                       648               2,468
Inventories (See Note 2)                                                              4,598              10,934
Other current assets                                                                  1,221               1,134
                                                                                  ---------           ---------

             Total current assets                                                    27,662             65,126

GAME SOFTWARE DEVELOPMENT COSTS - Net                                                   901                 758

EQUIPMENT AND TOOLING - Net                                                             406                 671

SUBORDINATED SECURED CONVERTIBLE NOTE WITH JT CORP. (SEE NOTE 4)                     25,000                  --

REAL ESTATE HELD FOR SALE                                                            10,445              10,468

OTHER ASSETS                                                                            501                 546
                                                                                  ---------           ---------

TOTAL                                                                             $  64,915           $  77,569
                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $   2,623           $   4,954
  Accrued Liabilities                                                                 3,180               5,088
                                                                                  ---------           ---------

TOTAL CURRENT LIABILITIES                                                             5,803              10,042
                                                                                  ---------           ---------

LONG-TERM OBLIGATIONS                                                                42,354              42,354
                                                                                  ---------           ---------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value - authorized, 10,000,000 shares; none outstanding
 Common stock, $.01 par value - authorized, 100,000,000 shares;
   (outstanding : June 1996, 63,854,718; December 1995, 63,687,118)                     639                 637
 Additional paid-in capital                                                         196,704             196,209
 Unrealized gain on marketable securities                                                --               7,088
 Accumulated translation adjustments                                                   (770)               (663)
 Accumulated deficit                                                               (179,815)           (178,098)
                                                                                  ---------           ---------

             Total shareholders' equity                                              16,758              25,173
                                                                                  ---------           ---------

TOTAL                                                                             $  64,915           $  77,569
                                                                                  =========           =========

           (See Condensed Notes to Consolidated Financial Statements)

                                JTS CORPORATION

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED
    JUNE 30, 1996 AND JUNE 30, 1995 (Amounts in Thousands, Except Per Share
                    Amounts) Quarter Ended Six Months Ended

                                                           Quarter Ended               Six Months Ended
                                                      June 30,      June 30,         June 30,      June 30,
                                                          1996          1995             1996          1995

 NET SALES                                           $   1,040     $   3,015         $  2,312      $ 7,762
                                                     =========     =========         ========      =======

 COST AND EXPENSES:
 Cost of sales                                             931         1,971            7,142        5,689
 Research and development                                  106         1,758              307        3,574
 Marketing and distribution                                218         2,581              976        5,157
 General and administrative                                661         1,595            1,912        3,390
                                                       -------     ---------         --------      --------

 Total operating expenses                                1,916         7,905           10,337       17,810
                                                       -------       -------         --------    ---------

 OPERATING LOSS                                       $  (876)     $ (4,890)       $  (8,025)      (10,048)

 Exchange gain                                              68           (8)                8           (3)
 Other income(expense), net                                135           648            6,775        1,003
 Interest income                                           331           853              663        1,806
 Interest expense                                        (569)         (590)          (1,138)       (1,171)
                                                      --------    ----------       ----------      --------

 NET LOSS                                              $  (911)     $ (3,987)       $  (1,717)       (8,413)
                                                      ========     =========       ==========     =========

 LOSS PER COMMON SHARE:                              $  (0.01)    $   (0.06)        $  (0.03)   $    (0.13)
                                                     =========    ==========        =========   ===========

 Number of shares used in computations                  63,770        63,643           63,770       63,643


           (See Condensed notes to Consolidated Financial Statements)

                                JTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Six Months Ended
                                                           June 30,           June 30,
                                                              1996              1995
                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used) by operations                    $ (4,027)          $(20,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                               20,908             51,916
Proceeds from property sales                                    33                 --
Property purchases                                              --               (204)
Borrowing by JTS                                           (25,000)                --
Stock dividend received on investment                           --                 82
Decrease in other assets                                        68                189
Increase in software development costs                        (143)            (4,298)
                                                          --------           --------

Net cash (used) provided by investing activities            (4,134)            47,685

CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of debt                                         (75)               (53)
Issuance of common stock                                       497                 46
                                                          --------           --------

Net cash provided (used) by financing activities               422                 (7)
                                                                             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 & EQUIVALENTS                                                  (7)                58
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS               (7,746)             27,565

CASH & EQUIVALENTS:
Beginning of period                                         28,941             22,592
                                                          --------           --------

End of period                                             $ 21,195           $ 50,157
                                                          ========           ========

OTHER CASH FLOW INFORMATION FROM
CONTINUING OPERATIONS:
Interest paid                                                2,290              2,306

NON CASH INVESTING ACTIVITIES:
Unrealized gain on marketable securities                  $     --           $  2,294


           (See Condensed Notes to Consolidated Financial Statements)

                                JTS CORPORATION

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

The Company operates with a 52/53 week fiscal calendar. Both quarters covered by this report have 13 weeks and for simplicity of presentation, the calendar quarter date is used to represent the quarter end. The actual fiscal closing date for the second quarter of 1996 and 1995 was June 29, and July 1, respectively.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                       June 30,    December 31,
                                                       1996        1995
                                                       --------    ------------

      Finished goods                                   $ 4,300        $ 9,927
      Raw materials and work-in-process                    298          1,007
                                                     ---------     ----------

      Total                                            $ 4,598       $ 10,934
                                                       =======       =========

NOTE 3.  REPURCHASE OF 5 1/4% SUBORDINATED CONVERTIBLE DEBENTURES

In the first quarter of 1995, the Company repurchased a portion of its 5 1/4% subordinated convertible debentures. The Company repurchased 100 bonds at face value of $1,000 each, and recorded an extraordinary credit of $47,250.

NOTE 4.  MERGER WITH JTS CORPORATION ("JTS")

On July 30, 1996, Atari was merged with and into JTS and the separate existence of Atari ceased. Although the business combination will result in Atari merging into the JTS legal entity, the substance of the transaction is that Atari, as a public company with substantially greater operating history and net worth owns approximately 62% of the equity of the merged company. The $25 million loan Atari had made to JTS in February was increased to $30 million in early July, and upon consummation of the merger the loan was cancelled. The acquisition will be accounted for as a purchase of JTS by Atari and accordingly, the operating results of JTS from July 30, 1996, the date of the merger forward will be combined with Atari's operating results and reported as JTS. The aggregate purchase price of $112.3 million has been preliminarily allocated to the acquired assets and liabilities of JTS. The fair value of the JTS assets and liabilities will be revised when complete and final information becomes available regarding liabilities assumed and direct transaction costs and the receipt of a final allocation report. Management believes the final allocation of the purchase price will not be materially different from the preliminary allocation. The preliminary allocation resulted in $151 million allocated to purchased technology, $112 million of which represented in-process research and development. The $112 million will be expensed in Atari's July operations as the technology had not yet reached technological feasibility and does not have alternative future uses.

The net assets acquired were preliminarily allocated as follows:
(in thousands)

Inventory, trade accounts receivables and other current assets   $  24,989
Equipment and tooling                                               19,469
In-process technology                                              112,357
Existing technology                                                 25,812
Goodwill                                                            13,666
Liabilities assumed                                                (84,000)
                                                                  --------
     Net assets acquired                                          $112,293

The following unaudited profoma information shows the results of operations for the six months ended June 30, 1996 and 1995 as if the JTS acquisition had occurred at the beginning of each period presented and at the purchase price established on July 30, 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The proforma results for 1996 combine Atari's results for the six month period ended June 30, 1996 with the results of JTS for the six month period ended July 28, 1996. The proforma results for 1995 combine Atari's results for the six month period ended June 30, 1995 with JTS' six month fiscal period (26 weeks) ended July 30, 1995. The following unaudited proforma results include the straight-line amortization of intangibles over periods ranging from three years to seven years.

(in thousands)                           1996             1995
                                         ----             ----

Revenue                                 $36,076          $13,294
Net (loss)                              (47,477)         (20,805)
Net (loss) per share                    $ (0.26)         $ (0.25)

Weighted average common and common      103,305           83,286
equivalent shares outstanding

       MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE SECOND QUARTER OF 1996
                     COMPARED TO THE SECOND QUARTER OF 1995

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein, and in the JTS Registation Statement on Form S-4 declaring effective by the Securities Exchange Commisson on July 12, 1996.

On July 30, 1996, Atari was merged with and into JTS, and each outstanding share of Atari Common Stock was exchanged and converted into one share of JTS Common Stock. JTS was incorporated in February 1994 to develop, market and manufacture hard disk drives. The Merger was approved by the stockholders of Atari and JTS and finalized in Shareholder Meetings on July 30, 1996.

In 1995, Atari recognized that despite the significant commitment of financial resources that were devoted to the Jaguar and related products, it was unlikely that the Jaguar would ever become a broadly accepted video game console or that Jaguar technology would be broadly adopted by software title developers. As a result, Atari decided to significantly downsize its Jaguar operations. This downsizing resulted in significant reductions in Atari's work force, and significant curtailment of research and development and sales and marketing activities for the Jaguar and related products. Accordingly, Atari decided to focus its efforts on selling its inventory of Jaguar and related products and to emphasize its existing licensing and development activities related to multimedia entertainment software for various platforms.

Net sales for the second quarter 1996 were $1.0 million compared to $3.0 million for the second quarter 1995, a reduction of $2.0 million. Sales of Jaguar and related products represented 65% and 70% of total revenues for 1996 and 1995, respectively, and sales of other products and royalties represented the balance of revenues in each such year. The reduction in revenues was primarily the result of lower unit volumes of Jaguar products and lower average selling prices of Jaguar and certain of its software titles. As a result of the Jaguar price reductions and the substantial curtailment of sales and marketing activities for Jaguar, Atari expects sales of Jaguar and related products to decline substantially in 1996 and thereafter.

Cost of sales revenues for the second quarter of 1996 were $.9 million compared to $2.0 million for 1995. The substantial decline was due to the reduction of revenues.

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

Research and development expenses were $.1 million for the second quarter of 1996 compared to $1.8 million for the second quarter of 1995. The substantial decline is due to the elimination of the Company's internal Jaguar development team and other development staff in the fourth quarter 1995. As of June 30, 1996, the Company had capitalized $.9 million of development cost associated with certain CD titles.

Marketing and distribution expenses were $0.2 million for the second quarter 1996 as compared to $2.6 million for the second quarter of 1995. The reduction was due to the curtailment of marketing activities for the Jaguar.

General and administrative expenses for the second quarter of 1996, were $0.7 million compared to $1.6 million for the same period in 1995. The decrease in such expenses was primarily the result of staff reductions, reduced rent, and other reductions in operating costs.

Other Income (Expense), net for the second quarter of 1996 was $0.1 compared to $0.6 million for the second quarter of 1995. In the second quarter of 1995, the company sold a portion of its common stock holdings in Dixon PLC, a United Kingdom retailer, and realized a gain of approximately $0.5 million.

Interest income for the second quarter of 1996 was $0.3 million compared to $0.9 million for the second quarter of 1995, reflecting the Company's significantly lower cash balances during the second quarter of 1996. Interest expenses for the 1996 and 1995 quarters were $0.6 million which represents interest due on the Company's 5 1/4% Convertible Subordinated Debentures. In April 1996, the Company made an annual payment of interest on its bonds that totaled $2.2 million.

MANAGEMENT DISCUSSION ANALYSIS FOR THE FIRST SIX MONTHS 1996 AS COMPARED TO THE FIRST SIX MONTHS FOR 1995

Net sales for the first six months ended 1996 were $2.3 million as compared to $7.8 million for the same period of 1995. Sales of Jaguar and related products represented 52% of sales for 1996 and 72% for 1995, and sales of other products and royalties represented the balance of revenues in each such year. The reduction in revenues was primarily the result of lower unit volumes of Jaguar products and lower average selling prices of Jaguar and certain of its software titles. As a result of the Jaguar price reductions and substantial curtailment of sales and marketing activities for Jaguar. Atari expects sales of Jaguar and related products to decline substantially in 1996 and thereafter.

Cost of sales for the first six months of 1996 were $7.1 million. Included in cost of sales in 1996 were inventory write-downs of $5.0 million relating to Jaguar products. These write-downs resulted from management's revised estimates of sales resulting from continued disappointing sales of Jaguar.

Research and development expenses for the first six months were $0.3 million as compared to $3.6 million for the 1995 period. The substantial decline is due to the elimination of the Company's internal Jaguar development team and other development staff in the fourth quarter 1995. As of June 30, 1996 the Company had capitalized $0.9 million of development costs associated with certain CD titles.

Marketing and distribution expenses were $1.0 million for the first six months of 1996 as compared to $5.2 million for the 1995 period. The reduction was due to the curtailment of marketing activities for the Jaguar.

General and administrative expenses for the first six months of 1996 were $2.0 million as compared to $3.4 million for 1995. The decrease in such expenses was primarily the result of staff reductions, reduced rent, and other reductions in operating costs. The Company maintains operations in Sunnyvale, California and Slough in the United Kingdom.

Other Income (Expense), net for the six months ended 1996 was $6.8 million as compared to $1.0 million in 1995. For 1996, the company sold the remaining portion of its holdings in Dixon PLC., a retailer in England and realized a gain of $6.3 million.

Interest income for 1996 was $0.7 million as compared to $1.8 million for 1995. The decrease in interest income is attributable to significantly lower cash balances during the first half of 1996 as compared to 1995.

Interest expense for the first six months of both periods was $1.2 million and is a result of the Company's 5 1/4% Convertible Subordinated Debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996 , the Company had cash and marketable securities balances totaling $21.2 million compared to $50.6 million as of December 31, 1995 for a reduction of $29.4 million.

In February 1996, Atari loaned $25.0 million to JTS in connection with the Merger and in July the loaned amount was increased to $30.0 million. Upon comsummation of the merger the loan was cancelled.

For the first six months of 1996, the Company used $4.0 million in operating activities.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                   Ex-27     Financial Data Schedule

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

                                           ATARI CORPORATION

                                           -----------------------------------
                                                       (Registrant)

DATE:  Auugust 19, 1996

                                            By       W. VIRGINIA WALKER
                                               ---------------------------------
                                                     W. Virginia Walker
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


               Exhibits

                Ex-27        Financial Data Schedule